Form 10-Q
period 2003-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2003-08-14
CIK 1179352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

[MARK ONE]
     |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

     |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER: 333-100126 (1933 ACT)

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                        71-0897613
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                 organization)                               Identification No.)


           1323 NORTH STEMMONS FREEWAY, SUITE 211, DALLAS, TEXAS 75207
                    (Address of principal executive offices)
                                   (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (866) 655-1610

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


================================================================================


                              BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2003


                                                      PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Balance Sheets as of June 30, 2003 and December 31, 2002.................................3

           Condensed  Statements  of Cash  Flows  for the six  months  ended  June  30,  2003 and from inception (September 20, 2002) through June 30, 2003............................................4

           Notes to Condensed Financial Statements............................................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................12

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................13


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................14

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................14

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................14

ITEM 5.    OTHER INFORMATION.................................................................................14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................14

SIGNATURE....................................................................................................15


                                                     PART I
                                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                            CONDENSED BALANCE SHEETS


                                                                             JUNE 30,           DECEMBER 31,
                                                                               2003                 2002
                                                                        -----------------    ------------------
ASSETS

                   Cash and cash equivalents                             $          600       $           600
                   Restricted cash                                              262,929                     -
                                                                        -----------------    ------------------
TOTAL ASSETS                                                             $      263,529       $           600
                                                                        =================    ==================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
                   Subscriptions for limited partnership units           $      262,929       $             -
                                                                        -----------------    ------------------
TOTAL LIABILITIES                                                               262,929                     -

Commitments and contingencies

PARTNERS' CAPITAL
                   Partners' capital                                                600                   600
                                                                        -----------------    ------------------
TOTAL PARTNERS' CAPITAL                                                             600                   600
                                                                        -----------------    ------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $      263,529       $           600
                                                                        =================    ==================

                                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          FROM INCEPTION
                                                                SIX MONTHS             (SEPTEMBER 20, 2002)
                                                                  ENDED                       THROUGH
                                                              JUNE 30, 2003                JUNE 30, 2003
                                                          -----------------------    --------------------------
                                                          -----------------------    --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                       $                  -       $                     -
                                                          -----------------------    --------------------------

                                                          -----------------------    --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                          -                             -
                                                          -----------------------    --------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
General partners' contributions                                               -                           500
Limited partner's contributions                                               -                           100
Proceeds from limited partners' subscriptions                           262,929                       262,929
Increase in restricted cash                                            (262,929)                     (262,929)
                                                          -----------------------    --------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         -                           600
                                                          -----------------------    --------------------------


Net change in cash and cash equivalents                                       -                           600
Cash and cash equivalents at beginning of period                            600                             -
                                                          -----------------------    --------------------------
Cash and cash equivalents at end of period                 $                600       $                   600
                                                          =======================    ==========================

                                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership") was formed in Texas on July 30, 2002, by Behringer Harvard Advisors I LP (a "General Partner"), a Texas limited partnership as co-general partner, Robert M. Behringer (also a "General Partner"), an individual, as co-general partner, and Gerald J. Reihsen, III (the "Limited Partner" and collectively with the General Partners, the "Partners") an individual, as limited partner. The Partnership was funded through capital contributions on September 20, 2002 (date of inception) and is currently publicly offering its limited partnership units pursuant to the Offering defined in Note 2 below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, to invest principally in institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development. The Partnership's partnership agreement provides that it will continue in existence until the earlier of December 31, 2022 or termination of the Partnership by written consent of all the Partners.

         The Partnership is in the development stage and has not begun real estate operations.

     INITIAL CAPITAL CONTRIBUTION

         Upon formation of the Partnership, the two General Partners collectively contributed cash of $500 and the Limited Partner contributed $100, respectively, for non-unit investments.

         As of June 30, 2003 there are no limited partnership units issued and outstanding.

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

         The Partnership will not commence active operations until it receives and accepts subscriptions for a minimum of 200,000 limited partnership units for gross offering proceeds of $2,000,000. After the initial 200,000 units are sold, subscription proceeds will be held in escrow until investors are admitted as Limited Partners. The Partnership intends to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

         Until the Partnership satisfies the minimum offering requirements established for its Offering by accepting subscriptions for at least 200,000 limited partnership units, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions are reflected in Restricted cash and Subscriptions for limited partnership units on the Partnership's balance sheets.

3.       INTERIM UNAUDITED FINANCIAL INFORMATION

         The accompanying condensed financial statements should be read in conjunction with the Partnership's Registration Statement on Form S-11, as amended, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed financial statements of the Partnership as of June 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of June 30, 2003 and the results of its operations and cash flows for the periods then ended.

     NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Partnership believes adoption of SFAS No. 149 will not have a material effect on the financial condition, results of operations, or liquidity of the Partnership.

         SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Partnership believes adoption of SFAS No. 150 will not have a material effect on the financial condition, results of operations, or liquidity of the Partnership.

         FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN requires the consolidation of results of variable interest entities in which the Partnership has a majority variable interest. The Partnership believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Partnership.

4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REAL ESTATE

         As the Partnership commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Partnership will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership will recognize an impairment loss to adjust the carrying amount of the asset to its estimate fair value.

     INCOME TAXES

         The Partnership is not a taxpaying entity and, accordingly, records no income taxes. The Partners are individually responsible for reporting their share of the Partnership's taxable income or loss on their income tax returns.

         Certain transactions of the Partnership may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these condensed financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying condensed financial statements.

     REVENUE RECOGNITION

         The Partnership will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases unless significant collection problems occur with the lessee, at which time rents will be recognized on a cash basis. Contingent rent will be recognized as revenue after the related lease sales targets are achieved.

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements as provided in the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Partnership's General Partners will be paid an acquisition and advisory fee of 3.0% of the contract price of each property. In addition, the Partnership will reimburse its General Partners for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). Pending such reimbursement, the General Partners will fund all such expenses and the General Partners will bear such expenses to the extent they exceed 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). As the Partnership invests its capital proceeds, these costs will be capitalized to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets.

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs paid by the Partnership will be recorded as an offset to Partners' capital.

     CONCENTRATION OF CREDIT RISK

         At June 30, 2003, the Partnership had restricted cash on deposit in a financial institution in excess of federally insured levels. The Partnership regularly monitors the financial stability of this financial institution and does not believe it is exposed to any significant credit risk on restricted cash.

5.       RELATED PARTY ARRANGEMENTS

         The General Partners and certain of their affiliates will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Partnership. Behringer Securities LP ("Behringer Securities"), the affiliated dealer manager, will receive a commission of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. Behringer Securities intends to reallow 100.0% of commissions earned from sales of units by participating broker-dealers to such broker-dealers. In addition, up to 2.5% of gross proceeds will be paid to Behringer Securities as a dealer manager fee. Behringer Securities may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred and due diligence expense reimbursement.

         All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by the General Partners or their affiliates and may be reimbursed by the Partnership for up to 2.5% of gross offering proceeds. As of June 30, 2003, the General Partners or their affiliates had incurred $1,979,168 of organization and offering expenses on behalf of the Partnership. The General Partners or their affiliates determine the amount of organization and offering expenses owed to the General Partners and their affiliates based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated equity size. The General Partners or their affiliates also will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each property for identifying, reviewing, evaluating, investing in and the purchase, development or construction of real property acquisitions. Any portion of this fee may be deferred and paid in a subsequent year. The General Partners or their affiliates may also receive up to 0.5% of the contract purchase price of each property for reimbursement of expenses related to the costs associated with acquisitions made by the Partnership.

         The Partnership expects to pay HPT Management Services LP, its affiliated property manager, fees for the management and leasing of the Partnership's properties of up to 4.0% of gross revenues, plus separate leasing fees based upon the customary leasing fees applicable to the geographic location of the properties, but in no event will the aggregate of property management and leasing fees paid to affiliates exceed 6.0% of gross revenues. The Partnership will also reimburse HPT Management Services LP for costs and expenses incurred by it on behalf of the Partnership.

         The Partnership will pay the General Partners or their affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year.

         In connection with the sale of the properties of the Partnership, the Partnership will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50.0% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3.0% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100.0% of their capital contributions plus (2) an 8.0% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.

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

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

     REAL ESTATE

         As the Partnership commences its operations to acquire real estate, management will continually monitor events and changes in circumstances indicating that the carrying amounts of the real estate assets in which it obtains an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, the Partnership will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership will recognize an impairment loss to adjust the carrying amount of the asset to its estimated fair value.

     REVENUE RECOGNITION

         The Partnership will recognize rental income generated from all leases on real estate assets in which it will have an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases unless significant collection problems occur with the lessee, at which time rents will be recognized on a cash basis. Contingent rent will be recognized as revenue after the related lease sales targets are achieved.

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements as per the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be generally adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

     DEFERRED PROJECT COSTS

         The Partnership's General Partners will be paid an acquisition and advisory fee of 3.0% of the contract price of each property. In addition, the Partnership will reimburse its General Partners for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). Pending such reimbursement, the General Partners will fund all such expenses and the General Partners will bear such expenses to the extent they exceed 0.5% of the contract price of the Partnership's investments (subject to certain overall limitations described in the Partnership's Registration Statement on Form S-11). As the Partnership invests its capital proceeds, these costs will be capitalized to real estate assets, either directly or through contributions to joint ventures, at an amount up to 3.5% of the contract price of each investment in respect of the acquisition and advisory fee and acquisition expenses and depreciated over the useful lives of the respective real estate assets.

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs paid by the Partnership will be recorded as an offset to Partners' capital.

LIQUIDITY AND CAPITAL RESOURCES

         The amount of distributions to be paid to the Partners will be determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditure requirements. Operating cash flows are expected to increase as additional properties are added to the Partnership's investment portfolio.

         The Partnership's principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected to be met from the Partnership's current public offering of up to 44,000,000 partnership units at $10 per unit. However, there may be a delay between the sale of the Partnership's units and its purchase of properties and investment interests, which could result in a delay in the benefits to its Partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that Partners invest will be used to buy real estate or investment interests and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The Partnership's General Partners evaluate potential property acquisitions and engage in negotiations with sellers on the Partnership's behalf. Investors should be aware that after a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in certain investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

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

RESULTS OF OPERATIONS

         As of the date of this Form 10-Q, no significant operations have commenced because the Partnership is in its development stage. No operations will commence until at least 200,000 units of limited partnership interest ($2,000,000) have been sold pursuant to the Registration Statement filed on Form S-11 with the SEC. The General Partners are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties, other than those referred to in this Form 10-Q and the Partnership's Form S-11.

INFLATION

         The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, the Partnership intends to include provisions in the majority of its tenant leases that would help to protect it from the impact of inflation. These provisions include reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Partnership does not have any foreign operations and is not exposed to foreign currency fluctuations.

         Currently, the Partnership's cash and restricted cash balances at financial institutions represent the majority of the Partnership's assets. A 10.0% increase or decrease in interest rates would have no material affect on the Partnership's financial position and results of operations.


ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of Behringer Harvard Advisors I LP, the Partnership's Co-General Partner, have concluded, based on their evaluation as of the period ended June 30, 2003, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership's Co-General Partner, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Partnership's internal controls that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

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

         The Partnership will not commence active operations until it receives and accepts subscriptions for a minimum of 200,000 limited partnership units for gross offering proceeds of $2,000,000. After the initial 200,000 units are sold, subscription proceeds will be held in escrow until investors are admitted as Limited Partners. The Partnership intends to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of the dealer manager fee, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

         Until the Partnership satisfies the minimum offering requirements established for its Offering by accepting subscriptions for at least 200,000 limited partnership units, funds received for these subscriptions will continue to be escrowed. Amounts associated with these subscriptions are reflected in Restricted cash and Subscriptions for limited partnership units on the Partnership's balance sheets.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 31.1 - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certificate of Chief Executive and Financial
                                 Officers

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Behringer Harvard Mid-Term Value Enhancement
                                   Fund I LP.

                                   By:   Behringer Harvard Advisors I LP
                                         Co-General Partner





Dated:  August 14, 2003            By:    /s/ Gary S. Bresky
                                         ---------------------------------------
                                         Gary S. Bresky
                                         Chief Financial Officer and Treasurer

                                INDEX TO EXHIBITS



EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

31.1                 Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of Principal Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certificate of Chief Executive and Financial Officers