Form 10-Q
period 2003-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2003-11-14
CIK 1179352

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


                              BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                                    FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003


                                                      PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Condensed Balance Sheets as of September 30, 2003 and December 31, 2002............................3

           Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and from inception (September 20, 2002) through September 30, 2002 and 2003..............................4

           Notes to Condensed Financial Statements............................................................5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............10

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................13

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................14

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................14

ITEM 5.    OTHER INFORMATION.................................................................................14

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................14

SIGNATURE....................................................................................................16


                                                     PART I
                                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                    (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                            CONDENSED BALANCE SHEETS


                                                                         SEPTEMBER 30,          DECEMBER 31,
                                                                             2003                  2002
                                                                      -------------------    -----------------
ASSETS
                 Cash and cash equivalents                             $             600      $           600
                 Restricted cash                                                 965,618                    -
                                                                      -------------------    -----------------
TOTAL ASSETS                                                           $         966,218      $           600
                                                                      ===================    =================

LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
                 Subscriptions for limited partnership units           $         965,618      $             -
                                                                      -------------------    -----------------
TOTAL LIABILITIES                                                                965,618                    -

PARTNERS' CAPITAL
                 General partners                                                    500                  500
                 Limited partnership units, 44,000,000 units
                    authorized, none issued and outstanding                          100                  100
                                                                      -------------------    -----------------
TOTAL PARTNERS' CAPITAL                                                              600                  600
                                                                      -------------------    -----------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $         966,218      $           600
                                                                      ===================    =================

                                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                       BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                               (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                                 CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       FROM INCEPTION            FROM INCEPTION
                                                             NINE MONTHS            (SEPTEMBER 20, 2002)      (SEPTEMBER 20, 2002)
                                                                ENDED                      THROUGH                   THROUGH
                                                          SEPTEMBER 30, 2003         SEPTEMBER 30, 2003        SEPTEMBER 30, 2002
                                                       -------------------------    ----------------------    ----------------------

                                                       -------------------------    ----------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES                    $                     -      $                  -      $                  -
                                                       -------------------------    ----------------------    ----------------------

                                                       -------------------------    ----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                          -                         -                         -
                                                       -------------------------    ----------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
General partners' contributions                                               -                       500                       500
Limited partner's contributions                                               -                       100                       100
Proceeds from limited partnership unit subscriptions                    965,618                   965,618                         -
Increase in restricted cash                                            (965,618)                 (965,618)                        -
                                                       -------------------------    ----------------------    ----------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         -                       600                       600
                                                       -------------------------    ----------------------    ----------------------

Net change in cash and cash equivalents                                       -                       600                       600
Cash and cash equivalents at beginning of period                            600                         -                         -
                                                       -------------------------    ----------------------    ----------------------
Cash and cash equivalents at end of period              $                   600      $                600      $                600
                                                       =========================    ======================    ======================


                                            SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                     (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       ORGANIZATION

         Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership") was formed in Texas on July 30, 2002, by Behringer Harvard Advisors I LP (a "General Partner"), a Texas limited partnership as co-general partner, Robert M. Behringer (also a "General Partner"), an individual, as co-general partner, and Gerald J. Reihsen, III (the "Limited Partner" and collectively with the General Partners, the "Partners") an individual, as limited partner. The Partnership was funded through capital contributions on September 20, 2002 (date of inception) and is currently publicly offering its limited partnership units pursuant to the Offering defined in Note 2 below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, to invest principally in institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development. The partnership agreement provides that it will continue in existence until the earlier of December 31, 2022 or termination of the Partnership by written consent of all the Partners.

         The Partnership is in the development stage and has not begun real estate operations.

     INITIAL CAPITAL CONTRIBUTION

         Upon formation of the Partnership, the two General Partners collectively contributed cash of $500 and the Limited Partner contributed $100, respectively, for non-unit investments.

         As of September 30, 2003 there are no limited partnership units issued and outstanding.

     CASH FLOW DISTRIBUTIONS

         Net cash distributions, as defined in the partnership agreement of the Partnership, are to be distributed to the Partners as follows:

         a) To the Limited Partners, on a per unit basis, until each of such Limited Partners have received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to eight percent (8.0%) per annum of his or her net capital contribution;
         b) Then to the Limited Partners, on a per unit basis, until each Limited Partner has received or has been deemed to have received one hundred percent (100.0%) of his or her net capital contribution; and
         c) Thereafter, eighty-five percent (85.0%) to the Limited Partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners to be apportioned in such percentages as they may from time to time agree upon among themselves.

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

         The results for the interim period shown in this report are not necessarily indicative of future financial results. The accompanying condensed financial statements of the Partnership as of September 30, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of September 30, 2003 and the results of its operations and cash flows for the periods then ended.

     NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS No. 149 did not have a material effect on the financial condition, results of operations, or liquidity of the Partnership.

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

         FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003 and FASB Staff Position ("FSP") No. FIN 46-6 "Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities" was issued in October 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim or annual period ending after December 15, 2003 for entities acquired before February 1, 2003 (as deferred by FSP No. FIN 46-6). This FIN requires the consolidation of results of variable interest entities in which the Partnership has a majority variable interest. As of September 30, 2003, the Partnership did not own an interest in a variable interest entity and believes adoption of FIN No. 46 will not have a material effect on the financial condition, results of operations, or liquidity of the Partnership. Interests in entities acquired or created after September 30, 2003 will be evaluated based on FIN No. 46 criteria and consolidation of these interests may be required.

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

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs will be recorded as an offset to Partners' capital, and all organization costs will be recorded as an expense when the Partnership becomes liable for the payment of these amounts.

     CONCENTRATION OF CREDIT RISK

         At September 30, 2003, the Partnership had restricted cash on deposit in a financial institution in excess of federally insured levels. The Partnership regularly monitors the financial stability of this financial institution and does not believe it is exposed to any significant credit risk on restricted cash.

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

         All organization and offering expenses (excluding selling commissions and the dealer manager fee) are being funded by the General Partners or their affiliates and may be reimbursed by the Partnership for up to 2.5% of gross offering proceeds. As of September 30, 2003, the General Partners or their affiliates had incurred $1,257,486 of organization and offering expenses on behalf of the Partnership. The General Partners or their affiliates determine the amount of organization and offering expenses owed to the General Partners and their affiliates based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated equity size. The General Partners or their affiliates also will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each property for identifying, reviewing, evaluating, investing in and the purchase, development or construction of real property acquisitions. Any portion of this fee may be deferred and paid in a subsequent year. The General Partners or their affiliates may also receive up to 0.5% of the contract purchase price of each property for reimbursement of expenses related to the costs associated with acquisitions made by the Partnership.

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

     OPERATING COST REIMBURSEMENTS

         The Partnership will bill tenants for operating cost reimbursements in accordance with the respective lease terms, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely on actual prior period activity. Such billings will be generally adjusted on an annual basis as necessary, based on the actual costs incurred during the period and the respective lease terms.

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

     DEFERRED OFFERING COSTS

         The Partnership's General Partners fund, on the Partnership's behalf, all of the organization and offering costs and will be reimbursed for such organization and offering costs up to 2.5% of cumulative offering proceeds raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and the dealer manager fee. The Partnership will be required to repay the General Partners, at an amount equal to the lesser of 2.5% of cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs will be recorded as an offset to Partners' capital, and all organization costs will be recorded as an expense when the Partnership becomes liable for the payment of these amounts.

LIQUIDITY AND CAPITAL RESOURCES

         The amount of distributions to be paid to the Partners will be determined by the General Partners and are dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditure requirements. Operating cash flows are expected to increase as additional properties are added to the Partnership's investment portfolio.

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

ITEM 4.  CONTROLS AND PROCEDURES

         The Chief Executive Officer and Chief Financial Officer of Behringer Harvard Advisors I LP, the Partnership's Co-General Partner, have concluded, based on their evaluation as of the period ended September 30, 2003, that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Partnership in such reports is accumulated and communicated to the Partnership's Co-General Partner, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Partnership's internal controls that could significantly affect these controls subsequent to the date of such evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 19, 2003, the Partnership's Registration Statement on Form S-11, covering a public offering (the "Offering") of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit was declared effective under the Securities Act of 1933. The Registration Statement also covers up to 4,000,000 units available pursuant to the Partnership's distribution reinvestment plan at $10 per unit. The Offering is a best efforts, continuous offering which terminates no later than February 18, 2005.

         As of September 30, 2003, the General Partners or their affiliates had incurred $1,257,486 of organization and offering expenses on behalf of the Partnership. The General Partners or their affiliates determine the amount of organization and offering expenses owed to the General Partners and their affiliates based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on maximum offering size.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.  OTHER INFORMATION

         No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  Exhibit 31.1 - Certification of Principal Executive Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of Principal Financial Officer
                                 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certificate of Chief Executive and Financial
                                 Officers

         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Behringer Harvard Mid-Term Value Enhancement
                                    Fund I LP

                                    By: Behringer Harvard Advisors I LP
                                        Co-General Partner





Dated:  November 14, 2003           By: /s/ Gary S. Bresky
                                        ----------------------------------------
                                        Gary S. Bresky
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