Form 10-K
period 2003-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2004-03-30
CIK 1179352

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[MARK ONE]
     |X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

           Securities registered pursuant to section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30 2003 (the last business day of the Registrant's most recently completed second fiscal quarter) was $0 and as of December 31, 2003 was $2,233,449, assuming a market value of $10 per unit of limited partnership interest.

While there is no established market for the Registrant's units of limited partnership interest, the Registrant is currently selling units pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per unit.

As of March 16, 2004, the Registrant had 471,107 units of limited partnership interest outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
None
================================================================================


                    BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                           FORM 10-K
                                 YEAR ENDED DECEMBER 31, 2003


                                            PART I

                                                                                        PAGE

ITEM 1.    BUSINESS.......................................................................3

ITEM 2.    PROPERTIES.....................................................................7

ITEM 3.    LEGAL PROCEEDINGS..............................................................7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................7


                                            PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND STOCKHOLDER MATTERS..................8

ITEM 6.    SELECTED FINANCIAL DATA........................................................9

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.................................................................10

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................13

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................13

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE..........................................................13

ITEM 9A.   CONTROLS AND PROCEDURES.......................................................13


                                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................15

ITEM 11.   EXECUTIVE COMPENSATION........................................................18

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS...................................................18

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................18

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................20


                                            PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............21


SIGNATURES................................................................................22





                           FORWARD-LOOKING STATEMENTS

       This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Mid-Term Value Enhancement Fund I LP's (the "Partnership") financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Partnership's limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership's management based on their knowledge and understanding of the business and industry. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

       Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect the Partnership's management's view only as of the date of this Form 10-K. The Partnership undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of these factors and the factors identified in the "Risk Factors" section of the Partnership's Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.


                                     PART I

ITEM 1.      BUSINESS.

    FORMATION

       The Partnership is a limited partnership formed in Texas on July 30, 2002. The Partnership's general partners are Behringer Harvard Advisors I LP ("Behringer Advisors I") and Robert M. Behringer (the "General Partners"). The Partnership was funded through capital contributions from its General Partners and initial limited partner on September 20, 2002 and is currently offering its limited partnership units pursuant to a public offering that commenced on February 19, 2003 ("the Offering"), as described below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

       On February 19, 2003, the Partnership commenced an Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covers up to 4,000,000 units available to be issued pursuant to the Partnership's distribution reinvestment plan. The Offering is a best efforts continuous offering that terminates no later than February 19, 2005.

       In December 2003, the Partnership made its initial acceptance of subscriptions for 202,781 partnership units, which satisfied the minimum offering requirement of $2,000,000 established for the Offering. In addition, the minimum offering requirement of $2,500,000 for the Partnership's special escrow account for New York residents was satisfied on January 26, 2004, and the Partnership accepted subscriptions from the New York residents on February 1, 2004.

       As of December 31, 2003, the Partnership was in the development stage and had not commenced real estate operations. The Partnership commenced operations in March 2004 with the purchase of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis. See "Properties." The Partnership's Agreement of Limited Partnership (the "Partnership Agreement") provides that it will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

    INVESTMENT OBJECTIVES AND CRITERIA

       The Partnership's objective is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. The Partnership's investment objectives are:

    o  to preserve, protect and return investor's capital contributions;
    o  to maximize cash distributions paid to investors;
    o to realize growth in the value of the Partnership's properties upon the ultimate sale of such properties; and
    o within eight years after termination of the offering, either (i) to make an orderly disposition of the properties and distribute the cash to the investors or (ii) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard fund.

    ACQUISITION AND INVESTMENT POLICIES

       The Partnership intends to primarily invest in quality office and other commercial properties. These are properties that generally have premier business addresses in especially desirable locations with limited potential for new development or other barriers to entry. Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. The Partnership's intention is to hold properties for a period of time consistent with the anticipated life of the fund of from five to eight years from the termination of the Offering, which management believes is the optimal period to enable the Partnership to capitalize on the potential for increased income and capital appreciation of the properties. However, economic or market conditions may influence the Partnership to hold investments for different periods of time. The General Partners believe that a portfolio consisting of the types of properties described above enhances liquidity opportunities for investors by making the sale of individual properties, multiple properties or the investment portfolio as a whole attractive to institutional investors.

       The Partnership is not limited to investments in institutional quality office properties. It may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities and warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if the General Partners determine that it would be advantageous to do so. In addition, the General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify the Partnership's portfolio or in order to respond to changes in the real estate market. The Partnership may also invest in commercial properties that are not preleased or in other types of commercial properties such as hotels or motels. However, the Partnership will not actively engage in the business of operating hotels, motels or similar properties.

       The Partnership may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to the Partnership's business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. For more information on the advisory board, see "Directors and Executive Officers of the Registrant-Advisory Board."

       An affiliate of the General Partners has developed and uses proprietary modeling tools that the Partnership believes will help it to identify favorable property acquisitions, enable it to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with its overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, management expects to be better able to identify favorable acquisition targets, increase current returns and resultant current distributions to investors and to maintain higher relative portfolio property values and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to its investors.

       In making investment decisions for the Partnership, the General Partners will consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. In this regard, the General Partners will have substantial discretion with respect to the selection of specific investments.

       In purchasing, leasing and developing properties, the Partnership will be subject to risks generally incident to the ownership of real estate, including:

    o  changes in general economic or local conditions;
    o changes in supply of or demand for similar or competing properties in an area;
    o changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
    o  changes in tax, real estate, environmental and zoning laws;
    o periods of high interest rates and tight money supply that may make the sale of properties more difficult;
    o  tenant turnover; and
    o  general overbuilding or excess supply in the market area.

       The Partnership and its performance will be subject to additional risks as have been listed in the "Risk Factors" section of its Registration Statement on Form S-11, as filed with the Securities and Exchange Commission, in connection with the Partnership's sale of limited partnership units in the Offering.

    JOINT VENTURE AND CO-TENANCY INVESTMENTS

       The Partnership is likely to enter into joint ventures for the acquisition, development or improvement of properties for the purpose of diversifying its portfolio of assets. The Partnership may enter into joint ventures with affiliates such as Behringer Harvard Short-Term Opportunity Fund I LP or other Behringer Harvard programs, joint ventures or partnerships. It is also possible that the joint ventures could involve co-ownership arrangements with non-affiliates including real estate developers, owners and other third parties. In determining whether to invest in a particular joint venture, the General Partners will evaluate the investments that such joint venture owns or is being formed to own under the same criteria as other potential Partnership investments. For more information on these criteria, see "Business - Acquisition and Investment Policies" and "Business-Conflicts of Interest."

       In addition, the Partnership may acquire co-tenancy interests in properties that are sponsored as tenant in common offerings by Behringer Harvard Holdings, LLC ("Behringer Holdings"), the ultimate parent company of Behringer Advisors I. The General Partners believe that there are significant advantages to the Partnership to become a co-investor in properties in which Behringer Holdings obtains other tenant in common investors. These advantages include permitting the Partnership to invest proceeds of the Offering earlier than it might otherwise be able if it were required to acquire the entirety of the property, the ability to obtain greater diversification in the Partnership's portfolio of property investments by applying its capital in lesser amounts over more properties and the ability to acquire interests in properties that it would be unable to acquire using only its own capital sources.

    BORROWING POLICIES

       There is no limitation on the amount the Partnership may invest in any single improved property or other asset. However, the Partnership will not borrow funds to acquire any of its properties. The Partnership Agreement authorizes the Partnership to borrow funds, but only for the following limited purposes: (i) for operating purposes in the event of unexpected circumstances in which cash resources become insufficient for the maintenance and repair of the properties or for the protection or replacement of assets; (ii) to finance improvement of properties when the General Partners deem such improvements to be necessary or appropriate to protect the capital previously invested in properties; (iii) to protect the value of the Partnership's investment in a particular property; and (iv) to make a particular property more attractive for sale or lease. Further, the aggregate amount of borrowings by the Partnership at any given time may not exceed amounts permissible under applicable North American Securities Administrators Association ("NASAA") Guidelines.

    COMPETITION

       The Partnership may experience competition for tenants from owners and managers of similar projects, which may include its affiliates. The Partnership will experience competition in the acquisition of real estate from similar companies with access to greater resources than those available to the Partnership. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

    EMPLOYEES

       The Partnership has no direct employees. The employees of Behringer Advisors I and other affiliates of the Partnership perform a full range of real estate services for the Partnership, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.

       The Partnership is dependent on its affiliates for services that are essential to the Partnership, including the sale of the Partnership's limited partnership units, asset acquisition decisions, property management and other general and administrative responsibilities. In the event that these companies were unable to provide these services to the Partnership, the Partnership would be required to obtain such services from other sources.

    AVAILABLE INFORMATION

       The Partnership electronically files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). Copies of the Partnership's filings with the SEC may be obtained from its website at HTTP://WWW.BHFUNDS.COM or at the SEC's website, at HTTP://WWW.SEC.GOV. Access to these filings is free of charge.

    CONFLICTS OF INTEREST

       The Partnership is subject to various conflicts of interest arising out of its relationship with its General Partners and their affiliates, including conflicts of interest related to the arrangements pursuant to which the Partnership will compensate the General Partners and their affiliates. All of the Partnership's agreements and arrangements with its General Partners and their affiliates, including those relating to compensation, are not the result of arm's-length negotiations. For more information on conflicts of interest, see the "Risk Factors" section of the Partnership's Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

       The General Partners and their affiliates attempt to balance the Partnership's interests with their activities on behalf of other Behringer Harvard programs. However, to the extent that the General Partners or their affiliates take actions that are more favorable to other entities than to the Partnership, these actions may have a negative impact on the Partnership's financial performance and, consequently, on distributions to investors and on the value of the limited partnership units.

ITEM 2.      PROPERTIES.

    GENERAL

       The Partnership's investments in real estate generally will take the form- of holding fee title or a long-term leasehold estate. The Partnership will acquire such interests either directly or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons. The Partnership is not limited in the number or size of properties it may acquire or on the percentage of net proceeds of the Offering that it may invest in a single property. The number and mix of properties it acquires will depend upon real estate and market conditions and other circumstances existing at the time it acquires properties and the amount of proceeds raised in the Offering.

    PROPERTIES

       The Partnership was in the development stage and owned no properties as of December 31, 2003.

       On March 12, 2004, the Partnership acquired a one-story office building containing approximately 29,660 of rentable square feet, located on approximately 2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis. The purchase price of the Hopkins Property was $2,925,000 plus preliminary closing costs of approximately $144,925. The Partnership used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

ITEM 3.      LEGAL PROCEEDINGS.

       None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None

                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

    MARKET INFORMATION

       There is no established trading market for the Partnership's limited partnership units, and the Partnership does not expect that one will develop. Therefore, there is the risk that a security holder may not be able to sell the units at a time or price acceptable to the security holder. Pursuant to the Offering, the Partnership is currently selling units of its limited partnership interest to the public at a price of $10 per unit.

       For the first three full fiscal years following the termination of the Offering, the value of the Partnership's units will be deemed to be $10 and no valuation or appraisal of the Partnership's units will be performed. Thereafter, the Partnership will prepare annual valuations of its units based upon the estimated amount a limited partner would receive if all partnership assets were sold for their estimated values as of the close of the Partnership's fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under ERISA. Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift, or otherwise) valuation purpose as an indicator of the fair value of the units.

       The Partnership Agreement includes a unit redemption program. Limited partners who have held their units for a least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their units to the Partnership at any time in accordance with the procedures described below. At that time, the Partnership may, subject to the conditions and limitations below, redeem the units presented for redemption for cash to the extent that sufficient funds from operations are available to fund such redemption. The purchase price for the redeemed units for the period beginning after a limited partner has held the units for a period of one year and ending after the first three full fiscal years following termination of the Offering will generally be the lesser of (1) $8.50 per unit or (2) the price the limited partner actually paid for the units. Thereafter, the purchase price will be the lesser of (1) 90.0% of the fair value per unit, or (2) the price the limited partner actually paid for the units. The fair value utilized for purposes of establishing the purchase price per unit will be the estimated value of units determined annually for ERISA purposes. The fair value will be based on annual appraisals of the Partnership's properties performed by the General Partners and not by an independent appraiser. The General Partners will, however, obtain annually an opinion of an independent third party that their estimate of the fair value of each unit for such year is reasonable and was prepared in accordance with appropriate methods for valuing real estate. The General Partners reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. In addition, for redemptions of units upon the death of a limited partner, the purchase price for units until after the first three full fiscal years following termination of the Offering will be equal to the price the limited partner actually paid for the units. Thereafter, the purchase price will be the fair value of the units as determined by estimated unit valuations. Under the terms of the plan, during any calendar year the Partnership will not redeem in excess of 3.0% of the weighted average number of units outstanding during the prior calendar year. In addition, the General Partners will determine whether the Partnership has sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1.0% of operating cash flow for the previous fiscal year plus proceeds of the Partnership's distribution reinvestment plan.

    HOLDERS

       As of March 16, 2004, the Partnership had 471,107 limited partnership units outstanding that were held by a total of approximately 159 limited partners.

    DISTRIBUTIONS

       The timing and amount of cash to be distributed to the Partnership's limited partners will be determined by the General Partners and will be dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. However, the Partnership Agreement generally requires cash distributions at least as often as quarterly. It is the intention of the Partnership to declare and pay dividends on a monthly basis. The General Partners have announced their intention to initiate such monthly distribution to the Partnership's limited partners at an annual rate of 6% on or about April 30, 2004.

    RECENT SALES OF UNREGISTERED SECURITIES

       The Partnership issued ten units of its limited partnership interest to its initial limited partner at a price of $10 per unit in conjunction with the Partnership's organization in 2002. These units were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

    USE OF PROCEEDS FROM OFFERING OF SECURITIES

       As of December 31, 2003, the Company had sold 223,345 limited partnership units pursuant to the Offering for an aggregate offering price of $2,224,115.

       The above-stated number of units sold and the gross offering proceeds received from such sales does not include the ten units issued to the Partnership's initial limited partner preceding the commencement of the Offering.

       As the Partnership had not yet purchased any investments as of December 31, 2003, proceeds received from the Offering, net of expenses incurred in connection with the Offering and operating expenses are held in money market investment accounts.


ITEM 6.      SELECTED FINANCIAL DATA.

       The Partnership, which was organized on September 20, 2002, did not commence operations until March 2004 when it made its first real estate investment. Accordingly, the following selected financial data for the year ended December 31, 2003 is not comparable to the period from inception (September 20, 2002) through December 31, 2002. The following data should be read in conjunction with the Partnership's financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from our financial statements.


                                                                                 From inception
                                                                              (September 20, 2002)
                                                          Year ended                 through
                                                       December 31, 2003        December 31, 2002
                                                    ----------------------    ---------------------
Total assets                                         $          2,092,836      $               600
                                                    ======================    =====================

Long-term debt obligations                           $                  -      $                 -
Other liabilities                                                 236,989                        -
Partners' capital                                               1,855,847                      600
                                                    ----------------------    ---------------------
Total liabilities and partners' capital              $          2,092,836      $               600
                                                    ======================    =====================

Revenues                                             $                  -      $                 -
Expenses                                                         (103,724)                       -
Other income                                                           84                        -
                                                    ----------------------    ---------------------
Net loss                                             $           (103,640)     $                 -
                                                    ======================    =====================

Net loss per weighted average limited
   partnership units outstanding                     $             (20.73)     $                 -
                                                    ======================    =====================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and the notes thereto:

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership will evaluate these estimates. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. As the Partnership was in the development stage as of December 31, 2003, there were no critical accounting policies in existence at that time. The Partnership acquired its first investment in real estate in March 2004. Therefore, purchase price allocation will be the most critical accounting policy for the Partnership in the first quarter of 2004 and therefore has been described below.

    PURCHASE PRICE ALLOCATIONS

       Upon the acquisition of real estate properties, the Partnership will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets may consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the "as-if-vacant" value will then be allocated to land and buildings based on management's determination of the relative fair value of these assets. Management's estimates of value will be made using discounted cash flow analyses or similar methods. Factors considered by management in its analysis will include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management will also consider information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

       The Partnership will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases will be recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired will be further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values will include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

       The Partnership will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of tenant relationship intangibles will be amortized to expense over the initial term and any assumed renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

                              RESULTS OF OPERATIONS

       As of December 31, 2003, the Partnership has not yet commenced operations. Although the Partnership received and accepted subscriptions for a minimum of $2,000,000 on December 22, 2003, there were no real estate acquisitions in 2003. The Partnership's first real estate acquisition occurred with the purchase of the Hopkins Property on March 12, 2004. See "Properties."

       Results of operations for the year ended December 31, 2003 consist primarily of the following:

       General and administrative expense of $103,724 includes a full year of corporate overhead and administrative start-up expenses.

       Interest income of $84 includes interest income on funds held by the Partnership from the date the Partnership first accepted subscriptions, December 22, 2003, through December 31, 2003.

       There were no start-up expenses or interest income on funds held by the Partnership in 2002.

                               CASH FLOW ANALYSIS

       The Partnership had not commenced operations as of December 31, 2003. Therefore, cash flows in 2003 are not necessarily comparable to other periods. In 2003, the Partnership used $58,894 of cash from operations, primarily due to the net loss incurred in 2003, partially offset by changes in current assets and liabilities. There were no investing activities in 2003. The cash flows from financing activities were $2,044,408 in 2003 and result primarily from the issuance of partnership units, net of offering costs of $1,958,887.

                         LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's cash and cash equivalents were $1,986,114 at December 31, 2003. In March 2004, the Partnership acquired the Hopkins Property in Hopkins, Minnesota for a purchase price of $2,925,000 plus preliminary closing costs of approximately $144,925. The Partnership used the proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

       The timing and amount of cash to be distributed to the Partnership's limited partners will be determined by the General Partners and will be dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

       The Partnership's principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on the Partnership's outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected be met from the Offering. However, there may be a delay between the sale of the Partnership's units and its purchase of properties, which could result in a delay in the benefits to its limited partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that limited partners invest in the Offering will be used to buy real estate or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The General Partners will evaluate potential property acquisitions and will engage in negotiations with sellers on the Partnership's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

       Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Partnership may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

       On December 22, 2003, the Partnership satisfied the minimum offering requirement of $2,000,000 established for the Offering. Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership intends to continue to admit new limited partners at least monthly. At that time, subscription proceeds are released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions and other organization and offering expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments. Amounts associated with non-admitted subscriptions are reflected in "Restricted cash" and "Subscriptions for limited partnership units" on the Partnership's balance sheets.

       The Partnership expects to meet its future short-term operating liquidity requirements through net cash provided by the operations of properties to be acquired in the future.

Management also expects that the Partnership's properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Partnership may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

                         OFF-BALANCE SHEET ARRANGEMENTS

       The Partnership has no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the Partnership's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

                  TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

       The Partnership had no contractual obligations as of December 31, 2003, nor did the Partnership incur any contractual obligations in its acquisition of the Hopkins Property in March 2004.

                          NEW ACCOUNTING PRONOUNCEMENTS

       FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB No. 51. This FIN requires the consolidation of results of variable interest entities in which the Partnership is deemed to be the primary beneficiary, as defined. The adoption of FIN No. 46R did not have a material effect on the financial condition, results of operations, or liquidity of the Partnership. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria.

                                    INFLATION

       The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of the Partnership's leases will contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       The Partnership has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Partnership has no investments that would be affected by an increase or decrease in interest rates. The Partnership does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The information required by this Item 8 is hereby incorporated by reference to the Partnership's Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None

ITEM 9A.     CONTROLS AND PROCEDURES.

       Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors I have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                              THE GENERAL PARTNERS

       The Partnership operates under the direction of its General Partners, which are responsible for the management and control of its affairs. The General Partners are assisted by the employees of Harvard Property Trust, LLC ("HPT"), the general partner of Behringer Advisors I. In addition, the General
Partners are advised by an advisory board comprised of industry professionals. The Partnership does not employ its own management personnel; rather it pays fees to its General Partners for their services to the Partnership.

       The General Partners are responsible for the Partnership's direction and management, including acquisition, construction and property management. Any action required to be taken by the General Partners will be taken only if it is approved, in writing or otherwise, by both General Partners, unless the General Partners agree between themselves to a different arrangement for the approval of actions by the General Partners.

       The General Partners are Behringer Advisors I and Robert M. Behringer, individually. Behringer Advisors I is a Texas limited partnership formed in July 2002. The executive office of the General Partners is located at 1323 North Stemmons Freeway, Suite 211, Dallas, Texas 75207. Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC ("Behringer Partners") its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Behringer is the President and sole manager of each of these companies. Mr. Behringer is the majority owner, the President and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of HPT Management Services LP ("HPT Management"), the Partnership's property manager, Behringer Development LP ("Behringer Development"), a real estate development company and Behringer Securities LP ("Behringer Securities"), the Partnership's dealer manager.

       Behringer Advisors I was created in 2002 for the sole purpose of acting as the Partnership's general partner. It is managed by its executive officers, namely:


Name                                  Age      Position(s)

Robert M. Behringer                   55       Chief Executive Officer and Chief Investment Officer
Robert S. Aisner                      57       President
Gerald J. Reihsen, III                45       Executive Vice President - Corporate Development
                                               and Legal and Secretary
Gary S. Bresky                        37       Chief Financial Officer and Treasurer
M. Jason Mattox                       28       Senior Vice President - Asset Acquisition and
                                               Management

       ROBERT M. BEHRINGER is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I. He is also the Chief Executive Officer, President and Chairman of the Board of Directors of Behringer Harvard REIT I, Inc ("Behringer Harvard REIT I"). Mr. Behringer is the majority owner, sole manager and Chief Executive Officer and President of Behringer Holdings. Since 2002, Mr. Behringer has also been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP, a publicly registered real estate limited partnership. Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the following: HPT, the general partner of Behringer Advisors I; HPT Management, the Partnership's property manager; Behringer Securities, the Partnership's dealer manager; IMS, LLC ("IMS"), the general partner of HPT Management; Behringer Development, a company organized to develop real properties; and Behringer Advisors LP ("Behringer Advisors"), a limited partnership organized to advise Behringer Harvard REIT I. Since 2001, Mr. Behringer has also been the Chief Executive Officer, President and a manager of Behringer Partners, which is the limited partner of each of Behringer Securities, HPT Management, HPT, Behringer Advisors and IMS.

       From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc., one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States, including Texas, Louisiana, Arkansas, Oklahoma and Mississippi. The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility to increase net operating income and the overall value of the portfolio.

       Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Executive Officer of Behringer Advisors I, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds Series 7, 24 and 63 securities licenses and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer has also been a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

       ROBERT S. AISNER is the President of Behringer Advisors I. He is also Chief Operating Officer and a director of Behringer Harvard REIT I. Mr. Aisner has over 29 years of commercial real estate experience. From 1996 until 2003, Mr. Aisner served as (i) Executive Vice President of Amli Residential Properties Trust, a New York Stock Exchange listed REIT that is focused on the development, acquisition and management of upscale apartment communities and serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of Amli Management Company, which oversees all of Amli's apartment operations in 80 communities, (iii) President of the Amli Corporate Homes division, which invests in and manages corporate housing properties, (iv) Vice President of Amli Residential Construction, a division of Amli that performs real estate construction services, and (v) Vice President of Amli Institutional Advisors, the Amli division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on Amli's Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management company. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development company, where he served as Vice President.

       Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and currently serves as a management director of Behringer Harvard REIT I, a position he has held since June 2003. Since February 2003, Mr. Aisner has also served as Executive Vice President - Real Estate Operations of Behringer Holdings and President of HPT, IMS, HPT Management and Behringer Development. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

       GERALD J. REIHSEN, III is the Executive Vice President - Corporate Development and Legal and Secretary of Behringer Advisors I. He is also Executive Vice President - Corporate

Development and Legal and Secretary of Behringer Harvard REIT I and is the primary contact for Behringer Advisors I, Behringer Harvard Advisors II LP, Behringer Harvard REIT I and all of their affiliates for banks, attorneys and other service providers and contractual relations. From their inception in 2001 until February 2003, he served as Chief Operating Officer, Chief Legal Officer and Secretary of Behringer Securities, Behringer Holdings, Behringer Development, HPT and Behringer Partners. From 2001 until February 2003, Mr. Reihsen served as Chief Legal Officer and Secretary of IMS and HPT Management. Since 2002, he has served as Chief Operating Officer, Chief Legal Officer and Secretary of Behringer Advisors. Currently, Mr. Reihsen holds the following positions: President of Behringer Securities; Chief Operating Officer, Chief Legal Officer and Secretary of Behringer Holdings and Behringer Partners; and Executive Vice President - Corporate Development and Legal and Secretary of Behringer Development, HPT, IMS and HPT Management.

       For over 19 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President - Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds Series 7, 24, 27 and 63 securities licenses. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

       GARY S. BRESKY is the Chief Financial Officer and Treasurer of Behringer Advisors I. Since 2002, Mr. Bresky has also served as the Chief Financial Officer and Treasurer of Behringer Harvard REIT I and is the primary contact for Behringer Advisors I LP, Behringer Harvard Advisors II LP, Behringer Harvard REIT I, and all of their affiliates for accountants and auditors. Since 2002, Mr. Bresky has served as Chief Financial Officer and Treasurer of Behringer Advisors. Since 2001, he has served as Chief Financial Officer and Treasurer of Behringer Securities, Behringer Holdings, Behringer Development, HPT, and IMS. From their inception in 2001 until February 2003, Mr. Bresky served as Chief Operating Officer, Chief Financial Officer and Treasurer of HPT Management and as Chief Financial Officer, Treasurer and a manager of Behringer Partners. Currently, Mr. Bresky serves as Chief Financial Officer and Treasurer of HPT Management and Treasurer and a manager of Behringer Partners.

       Prior to his employment with Behringer Advisors I, Mr. Bresky served, from 1996 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions. Mr. Bresky was also integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

       From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private REITs. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185.0 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management. Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years and holds Series 7, 24, 27 and 63 securities licenses. Mr. Bresky received a Bachelor of Arts degree from the University of California - Berkeley and a Masters of Business Administration degree from the University of Texas.

       M. JASON MATTOX is the Senior Vice President - Asset Acquisition and Management of Behringer Advisors I. He is also Vice President - Asset Acquisition and Management of Behringer Harvard REIT I. Since 2002, Mr. Mattox has served as a Vice President of Behringer Advisors. Since 2001, he has served as a Vice President of Behringer Securities. From their inception in 2001 until February 2003, Mr. Mattox served as Vice President of Behringer Holdings, Behringer Development, HPT, Behringer Partners, IMS and HPT Management. Currently, Mr. Mattox serves as Senior Vice President - Asset Acquisition and Management of Behringer Holdings, HPT, and HPT Management, and Vice President and Secretary of Behringer Securities.

       From 1997 until joining Behringer Advisors I in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over
1.0 million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

       Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox formerly was a member of the National Association of Real Estate Investment Trusts and the Texas Association of Builders. Mr. Mattox has been active in commercial real estate and related financial activities for over six years and holds Series 7, 24 and 63 securities licenses. Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

                                 OTHER PERSONNEL

       The general partner of Behringer Advisors I is HPT. HPT and its affiliates currently employ 38 persons, including the executive officers listed above and five persons employed by HPT Management and 13 employed by Behringer Securities, eighteen of whom have experience in selecting, acquiring and/or managing commercial properties. HPT and its affiliates expect to hire approximately 30 additional persons through the third quarter of 2004. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of the Partnership's operations.

                                 ADVISORY BOARD

       The Partnership does not have a board of directors. The General Partners are assisted by an advisory board. No member of the advisory board may be a general partner, officer or employee of the Partnership, Behringer Advisors I, or an affiliate of the Partnership or Behringer Advisors I, although members of the advisory board may purchase or own securities of, or have other business relations with, such parties. The members of the advisory board are Patrick M. Arnold, Ralph G. Edwards, Jr., Robert "Bobby" W. McMillan and Scott F. McMullin.

           NO AUDIT COMMITTEE; NO "AUDIT COMMITTEE FINANCIAL EXPERT"

       The Partnership does not have a board of directors and, as such, has no board committees such as an sudit committee. Because the Partnerhip does not have an audit committee, the Partnership does not have an "audit committee financial expert." The General Partners are responsible for managing the relationship with the Partnership's Independent Auditors.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Because the Partnership does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, the Partnership is not yet required to comply with beneficial ownership reporting under Section 16(a) of the Exchange Act.

                                 CODE OF ETHICS

       Behringer Advisors I has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of Behringer Advisors I code of ethics may be obtained from the Partnership's website at http://www.bhfunds.com. The website will be updated to include any material waivers or modifications to the code of ethics.

ITEM 11.     EXECUTIVE COMPENSATION.

       The Partnership operates under the direction of its General Partners, which are responsible for the management and control of its affairs. The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I. The officers and employees of HPT do not devote all of their time to the management of the Partnership, and they do not receive any compensation from the Partnership for their services. The Partnership does pay fees to Behringer Advisors I and its other affiliates. See "Market for Registrant's Common Equity and Related Stockholder Matters - Use of Proceeds from Offering of Securities" and "Certain Relationships and Related Transactions" for a description of the fees payable and expenses reimbursed to the Partnership's affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

       Set forth below is the security ownership of the limited partners known by the Partnership to beneficially own more than 5% of the Partnership as of March 16, 2004:


    TITLE OF                                                   AMOUNT AND NATURE OF
      CLASS               NAME OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        PERCENT OF CLASS
------------------  -------------------------------------   ---------------------------   --------------------

    Units of        James J. O'Connor Trust                                40,000.00                    8.5%
     Limited
   Partnership      Juan Martin and Ximina Martin                          30,000.00                    6.4%
    Interest


       The Partnership does not have any officers or directors. The two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the general partnership interest and no units of the limited partnership interest. The Partnership does not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control of the Partnership.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The compensation and fees paid or to be paid by the Partnership to its General Partners and their affiliates in connection with the operation of the Partnership are as follows:

       The Partnership pays selling commissions and a dealer manager fee to Behringer Securities. Selling commissions equal 7% of aggregate gross offering proceeds, which commissions may be reduced under certain circumstances, and the dealer manager fee equals 2.5% of aggregate gross offering proceeds (1% for distribution reinvestment plan purchases). Behringer Securities may pay commissions of up to 7% of the gross offering proceeds to other broker-dealers participating in the offering of units. Behringer Securities may reallow a portion of its dealer manager fee in an aggregate amount up to 1.5% of gross offering proceeds to broker-dealers participating in the offering to be paid as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In no event shall the total underwriting compensation, including selling commissions, the dealer manager fee and underwriting expense reimbursements, exceed 10% of gross offering proceeds. Behringer Securities earned $147,008 in selling commissions and $55,603 in dealer manager fees in the year ended December 31, 2003.

       The Partnership reimburses its affiliates for a portion of their organization and offering expenses, which are defined generally as any and all costs and expenses incurred by the

Partnership, its General Partners or their affiliates in connection with the Partnership's formation, qualification and registration and the marketing and distribution of its units, including but not limited to, accounting and escrow fees, printing, advertising and marketing expenses and all other accountable offering expenses, other than selling commissions and the dealer manager fee. The General Partners will be responsible for the payment of organization and offering expenses, other than selling commissions and the dealer manager fee, to the extent they exceed 2.5% of gross offering proceeds without recourse against or reimbursement by the Partnership. The Partnership paid $55,603 to its affiliates in the year ended December 31, 2003 as reimbursement of organization and offering expenses.

       The Partnership reimburses its General Partners for all expenses paid or incurred by the General Partners in connection with the prudent operation of the Partnership's business, subject to the limitation that (i) the reimbursement will be at the lower of the General Partners' actual cost or the amount the Partnership would be required to pay to independent parties for comparable administrative services in the same geographic location and (ii) the Partnership will not reimburse its General Partners or their affiliates for services for which the General Partners are entitled to compensation by way of a separate fee. The Partnership made no payments to its affiliates in the year ended December 31, 2003 as reimbursement of expenses.

       The Partnership pays its General Partners and their affiliates acquisition and advisory fees of 3% of the contract price of each purchased asset. Acquisition and advisory fees are defined generally as fees and commissions paid by any party to any person in connection with identifying, reviewing, evaluating, investing in, and the purchase, development or construction of properties. Acquisition fees do not include acquisition expenses, which include legal fees and expenses, travel expenses, costs of appraisals, nonrefundable option payments on property not acquired, accounting fees and expenses, title insurance premiums and other closing costs and miscellaneous expenses relating to the selection, acquisition and development of real properties. The Partnership pays its General Partners or their affiliates acquisition expense reimbursements of up to 0.5% of the contract price of each purchased asset. The Partnership did not pay any acquisition and advisory fees or acquisition expense reimbursements in the year ended December 31, 2003.

       For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.0% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership will reimburse the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. The Partnership did not pay any property management and leasing fees in the year ended December 31, 2003.

       The Partnership pays its General Partners and their affiliates an annual asset management fee of 0.5% of the aggregate asset value. The fee is payable monthly in an amount equal to one-twelfth of 0.5% of the aggregate asset value as of the last day of the immediately preceding month. Any portion of the asset management fee may be deferred and paid in a subsequent year. The Partnership did not pay any asset management fees in the year ended December 31, 2003.

         The Partnership distributes to its General Partners a share of net cash from operations, a 15% distribution after the limited partners have received distributions equal to their net capital contributions plus an 8.0% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10.0% of cash available for distribution.

       In connection with the sale of the properties of the Partnership, the Partnership will pay to the General Partners or their affiliates a subordinated disposition fee, real estate commissions in an amount not exceeding the lesser of: (A) 50.0% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3.0% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100.0% of their capital contributions plus (2) a 8.0% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and an 8.0% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15.0% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15.0% of sale proceeds remaining after the limited partners have received a return of their net capital contributions plus a 6.0% annual cumulative (noncompounded) return on their net capital contributions.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

       Because the Partnership does not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by the Partnership's independent public accountants. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

                   FEES PAID TO INDEPENDENT PUBLIC ACCOUNTANTS

       The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Partnership's annual financial statements for the years ended December 31, 2003, and December 31, 2002, and fees billed for other services rendered by PricewaterhouseCoopers during those periods:

                                             2003           2002
                                          -------------   ------------
           Audit Fees (1)                     $ 40,000       $ 21,000
           Audit-Related Fees (2)                1,367          3,750
           Tax Fees (3)                          5,500          5,750
           All Other Fees                            -              -
                                          -------------   ------------
           Total Fees                         $ 46,867       $ 30,500
                                          =============   ============


--------------------------------------------------------------------------------
(1) Audit fees consisted of professional services performed in connection with the audit of the Partnerhip's annual financial statements and review of financial statements included in its Form 10-Qs.
(2) Fees for 2002 consisted of professional services performed in connection with a review of the General Partner's financial statements which was included in the Partnership's Form S-11. Fees for 2003 related to consultations concerning financial accounting and reporting standards.
(3) Tax fees consisted principally of assistance with matters related to tax compliance, tax planning, and tax advice.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    LIST OF DOCUMENTS FILED.

       1.     FINANCIAL STATEMENTS

              The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

       2.     FINANCIAL STATEMENT SCHEDULES

              None. See (d) below.

       3.     EXHIBITS

              The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)    REPORTS ON FORM 8-K.

       The Partnership did not file any Current Reports on Form 8-K filed during the fourth quarter of 2003.

(c)    EXHIBITS

       The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    FINANCIAL STATEMENT SCHEDULES

       All financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Behringer Harvard Mid-Term Value
                                       Enhancement Fund I LP





March 30, 2004                         By:  /s/ Robert M. Behringer
                                            -----------------------------------
                                            Robert M. Behringer
                                            Co-General Partner and Chief
                                            Executive Officer of Co-General
                                            Partner, Behringer Harvard Advisors
                                            I LP


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 30, 2004                         /s/ Robert M. Behringer
                                       ----------------------------------------
                                       Robert M. Behringer
                                       General Partner of the Registrant and
                                       Co-General Partner and Chief Executive
                                       Officer of Co-General Partner, Behringer
                                       Harvard Advisors I LP
                                       (Principal Executive Officer)





March 30, 2004                         /s/ Gary S. Bresky
                                       ----------------------------------------
                                       Gary S. Bresky
                                       Chief Financial Officer and Treasurer of
                                       Co-General Partner, Behringer Harvard
                                       Advisors I LP (Principal Financial
                                       Officer and Principal Accounting Officer)



                             INDEX TO FINANCIAL STATEMENTS





Report of Independent Auditors                                                    F-2


Balance Sheets as of December 31, 2003 and 2002                                   F-3


Statements of Operations for the Year ended December 31, 2003 and the periods from September 20, 2002 (date of inception) through December 31, 2003 and
   2002                                                                           F-4


Statements of Partners' Capital for the Year ended December 31, 2003 and the period from September 20, 2002 (date of inception) through December 31, 2003
   and 2002                                                                       F-5


Statements of Cash Flows for the Year Ended December 31, 2003 and the periods from September 20, 2002 (date of inception) through December 31, 2003 and
   2002                                                                           F-6


Notes to Financial Statements                                                     F-7






                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP:


In our opinion, the accompanying balance sheets and the related statements of operations, partners' capital and cash flows present fairly, in all material respects, the financial position of Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership", a development stage partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003 and the period from September 20, 2002 (date of inception) through December 31, 2002 and cumulatively for the period from September 20, 2002 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 30, 2004


                          BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                  (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                              BALANCE SHEETS

                                                                              DECEMBER 31,          DECEMBER 31,
                                                                                  2003                  2002
                                                                           ------------------    -----------------
ASSETS
                 Cash and cash equivalents                                   $     1,986,114        $         600
                 Restricted cash                                                      75,132                    -
                 Prepaid expenses and other assets                                    31,590                    -
                                                                           ------------------    -----------------
TOTAL ASSETS                                                                 $     2,092,836        $         600
                                                                           ==================    =================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
                 Accounts payable                                            $         7,584        $           -
                 Payable to affiliate                                                 85,521                    -
                 Accrued liabilities                                                  68,752                    -
                 Subscriptions for limited partnership units                          75,132                    -
                                                                           ------------------    -----------------
TOTAL LIABILITIES                                                                    236,989                    -

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
                 Limited partners - 44,000,000 units authorized;
                   223,345 and 0 units issued and outstanding
                    as of December 31, 2003 and 2002, respectively                 1,855,373                  100
                 General partners                                                        474                  500
                                                                           ------------------    -----------------
TOTAL PARTNERS' CAPITAL                                                            1,855,847                  600
                                                                           ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $     2,092,836        $         600
                                                                           ==================    =================

                                        SEE NOTES TO FINANCIAL STATEMENTS.

                            BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                    (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                           STATEMENTS OF OPERATIONS


                                                                          FROM INCEPTION           FROM INCEPTION
                                                       YEAR            (SEPTEMBER 20, 2002)     (SEPTEMBER 20, 2002)
                                                       ENDED                  THROUGH                   THROUGH
                                                DECEMBER 31, 2003       DECEMBER 31, 2003         DECEMBER 31, 2002
                                                ------------------    ----------------------    ----------------------
TOTAL REVENUES                                       $          -            $            -             $           -

EXPENSES
            General and administrative                    103,724                   103,724                         -
                                                ------------------    ----------------------    ----------------------
TOTAL EXPENSES                                            103,724                   103,724                         -

OTHER INCOME
            Interest income                                    84                        84                         -
                                                ------------------    ----------------------    ----------------------
TOTAL OTHER INCOME                                             84                        84                         -
                                                ------------------    ----------------------    ----------------------
NET LOSS                                             $   (103,640)           $     (103,640)            $           -
                                                ==================    ======================    ======================


ALLOCATION OF NET LOSS:
Net loss allocated to general partners               $        (26)           $          (26)            $           -
                                                ==================    ======================    ======================

Net loss allocated to limited partners               $   (103,614)           $     (103,614)            $           -
                                                ==================    ======================    ======================

WEIGHTED AVERAGE NUMBER OF LIMITED
      PARTNERSHIP UNITS OUTSTANDING                         5,000                     3,900                         -
                                                ==================    ======================    ======================

LOSS PER LIMITED PARTNERSHIP UNIT                    $     (20.73)           $       (26.57)            $           -
                                                ==================    ======================    ======================

                                       SEE NOTES TO FINANCIAL STATEMENTS.


                              BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                      (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                          STATEMENTS OF PARTNERS' CAPITAL



                                                   General Partners                 Limited Partners
                                           ------------------------------- -----------------------------------
                                                                Losses                            Losses
                                                             Accumulated                       Accumulated
                                                              During the                        During the
                                                             Development                       Development
                                            Contributions       Stage        Contributions        Stage           Total
                                           ---------------- -------------- ----------------- ----------------- --------------
Beginning balance on September 20, 2002        $        -     $         -    $           -        $        -     $        -

Capital contributions on
   September 20, 2002                                 500                              100                 -            600
                                           ---------------- -------------- ----------------- ----------------- --------------

Balance as of December 31, 2002                       500               -              100                 -            600
                                           ---------------- -------------- ----------------- ----------------- --------------
Issuance of units of limited
   partnership interest, net                            -                        1,958,887                        1,958,887

Net loss                                                              (26)                          (103,614)      (103,640)
                                           ---------------- -------------- ----------------- ----------------- --------------

Balance as of December 31, 2003               $       500     $       (26)   $   1,958,987        $ (103,614)    $1,855,847
                                           ================ ============== ================= ================= ==============


                                          SEE NOTES TO FINANCIAL STATEMENTS.


                                      BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                              (A DEVELOPMENT STAGE TEXAS PARTNERSHIP)
                                                     STATEMENTS OF CASH FLOWS

                                                                                  FROM INCEPTION             FROM INCEPTION
                                                            YEAR               (SEPTEMBER 20, 2002)       (SEPTEMBER 20, 2002)
                                                            ENDED                     THROUGH                     THROUGH
                                                      DECEMBER 31, 2003         DECEMBER 31, 2003           DECEMBER 31, 2002
                                                    ---------------------    ------------------------   -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $      (103,640)           $       (103,640)              $           -
Adjustments to reconcile net loss to
   net cash flows used in operating activities
Change in prepaid expenses and other assets                      (31,590)                    (31,590)                          -
Change in accounts payable                                         7,584                       7,584                           -
Change in accrued liabilities                                     68,752                      68,752                           -
                                                    ---------------------    ------------------------   -------------------------
CASH USED IN OPERATING ACTIVITIES                                (58,894)                    (58,894)                          -
                                                    ---------------------    ------------------------   -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES                                   -                           -                           -
                                                    ---------------------    ------------------------   -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
General partners' contributions                                        -                         500                         500
Limited partners' contributions                                2,224,115                   2,224,215                         100
Offering costs                                                  (265,228)                   (265,228)                          -
Change in  limited partners' subscriptions                       (75,132)                    (75,132)                          -
Change in restricted cash                                         75,132                      75,132                           -
Change in payables to affiliates                                  85,521                      85,521                           -
                                                    ---------------------    ------------------------   -------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                          2,044,408                   2,045,008                         600
                                                    ---------------------    ------------------------   -------------------------

Net change in cash and cash equivalents                        1,985,514                   1,986,114                         600
Cash and cash equivalents at beginning of period                     600                           -                           -
                                                    ---------------------    ------------------------   -------------------------
Cash and cash equivalents at end of period               $     1,986,114            $      1,986,114               $         600
                                                    =====================    ========================   =========================


                                                    SEE NOTES TO FINANCIAL STATEMENTS.


             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                          NOTES TO FINANCIAL STATEMENTS


1.     BUSINESS AND ORGANIZATION

    BUSINESS

       Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership") is a limited partnership formed in Texas on July 30, 2002. The general partners of the Partnership are Behringer Harvard Advisors I LP and Robert M. Behringer (the "General Partners"). The Partnership was funded through capital contributions from its General Partners and initial limited partner on September 20, 2002 (date of inception) and is currently offering its limited partnership units pursuant to the public offering which commenced on February 19, 2003 ("the Offering") and is described below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

       The Partnership is not limited to investments in institutional quality office properties. It may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if our general partners determine that it would be advantageous to do so. In addition, its general partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market. It may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

       The Partnership may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, specific business principles relating to the Partnership's business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. The Partnership Agreement provides that it will continue in existence until the earlier of December 31, 2022 or termination of the Partnership by written consent of all the Partners.

    ORGANIZATION

       On February 19, 2003, the Partnership commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covers up to 4,000,000 units available pursuant to the Partnership's distribution reinvestment plan at $10 per unit.

       On December 22, 2003, the Partnership satisfied the minimum offering requirement of $2,000,000 established for its Offering and accepted subscriptions for 202,781 partnership units, from which gross proceeds of $2,023,365 were distributed to the Partnership. In addition, special escrow accounts were established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on January 26, 2004 and the Partnership accepted subscriptions from the New York residents on February 1, 2004. All additional subscription proceeds will be held in escrow until investors are admitted as limited partners. The Partnership intends to admit new investors at least monthly. At that time, subscription proceeds may be released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds will be held in short-term, liquid investments.

       As of December 31, 2003, the Partnership was in the development stage and had not commenced real estate operations. On March 12, 2004, the Partnership commenced operations with its acquisition of a property in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less. Short-term investments are stated at cost, which approximates fair value, and consists of investments in money market accounts.

    RESTRICTED CASH

       Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new limited partners at least monthly. Upon acceptance of limited partners, partnership units are issued and subscription proceeds are released to the Partnership from escrow. Subscription proceeds may then be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

    PURCHASE PRICE ALLOCATIONS

       Upon the acquisition of real estate properties, the Partnership will allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets may consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

       The fair value of the tangible assets acquired, consisting of land and buildings, will be determined by valuing the property as if it were vacant, and the "as-if-vacant" value will then be allocated to land and buildings based on management's determination of the relative fair value of these assets. Management's estimates of value are made using discounted cash flow analyses or similar methods. Factors considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. Management also considers information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions, legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

       The Partnership will determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases will recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

       The total value of identified real estate intangible assets acquired will further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values will include the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant's credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

       The Partnership will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any assumed renewal periods, but in no event will the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

    DEFERRED PROJECT COSTS

       The General Partner will be paid an acquisition and advisory fee of 3.0% of the contract price of each investment. In addition, the Partnership will reimburse its General Partners for investment acquisition expenses in an amount of up to 0.5% of the contract price of the Partnership's investments. Pending such reimbursement, the General Partners will fund all such expenses and the General Partners will bear such expense to the extent they exceed 0.5% of the contract price of the Partnership's investments. These costs will be capitalized to real estate assets, either directly or through contributions to joint ventures.

    DEFERRED OFFERING COSTS

       The General Partner funds all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners, at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

    CASH FLOW DISTRIBUTIONS

       Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

       a) To the limited partners, on a per unit basis, until each of such Limited Partners have received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to eight percent (8.0%) per annum of their net capital contribution;
       b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100.0%) of their net capital contribution; and
       c) Thereafter, eighty-five percent (85.0%) to the limited partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners to be apportioned in such percentages as they may from time to time agree upon among themselves.

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

       Certain transactions of the Partnership may be subject to accounting methods for income tax purposes which differ from the accounting methods used in preparing these financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

    CONCENTRATION OF CREDIT RISK

       At December 31, 2003, the Partnership had cash and cash equivalents and restricted cash on deposit in three financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in cash and cash equivalents or restricted cash.

    NEW ACCOUNTING PRONOUNCEMENTS

       FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB 51" was issued in January 2003. In December 2003, FIN No. 46R was issued, which replaced FIN No. 46 and clarified ARB 51. This FIN requires the consolidation of results of variable interest entities in which the Partnership is deemed to be the primary beneficiary, as defined. As of December 31, 2003, the Partnership did not own an interest in a variable interest entity and the adoption of FIN No. 46R did not have a material effect on the financial condition, results of operations, or liquidity of the Partnership. Interests in entities acquired or created after December 31, 2003 will be evaluated based on FIN No. 46R criteria and consolidation of these interests may be required.

3.     PARTNERS' CAPITAL

       The Partnership Agreement includes a unit redemption program. Limited partners who have held their units for a least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their units to the Partnership at any time in accordance with the procedures described below. At that time, the Partnership may, subject to the conditions and limitations below, redeem the units presented for redemption for cash to the extent that sufficient funds from operations are available to fund such redemption. The purchase price for the redeemed units for the period beginning after a limited partner has held the units for a period of one year and ending after the first three full fiscal years following termination of the Offering will generally be the lesser of (1) $8.50 per unit or (2) the price the limited partner actually paid for the units. Thereafter, the purchase price will be the lesser of (1) 90.0% of the fair value per unit, or (2) the price the limited partner actually paid for the units. The fair value utilized for purposes of establishing the purchase price per unit will be the estimated value of units determined annually for ERISA purposes. The fair value will be based on annual appraisals of the Partnership's properties performed by the General Partners and not by an independent appraiser. The General Partners will, however, obtain annually an opinion of an independent third party that its estimate of the fair value of each unit for such year is reasonable and was prepared in accordance with appropriate methods for valuing real estate. The General Partners reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. In addition, for redemptions of units upon the death of a limited partner, the purchase price for units until after the first three full fiscal years following termination of the Offering will be equal to the price the limited partner actually paid for the units. Thereafter, the purchase price will be the fair value of the units as determined by estimated unit valuations. Under the terms of the plan, during any calendar year the Partnership will not redeem in excess of 3.0% of the weighted average number of units outstanding during the prior calendar year. In addition, the General Partners will determine whether the Partnership has sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1.0% of operating cash flow for the previous fiscal year plus proceeds of the Partnership's distribution reinvestment plan.

4.     GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses for the year ended December 31, 2003 consisted of the following:

       Auditing expense                $     42,867
       Transfer agent fees                   19,605
       D & O insurance                       15,795
       Tax preparation fees                  15,350
       Advisory board fees                    9,000
       Organizational expense                 1,023
       Other                                     84
                                     ---------------
                                       $    103,724
                                     ===============


       Of the $103,724 of general and administrative expenses incurred in the year ended December 31, 2003, $1,023 was paid to Behringer Advisors I for organizational expenses.

5.     RELATED PARTY ARRANGEMENTS

       The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering, and will receive fees and compensation in connection with the acquisition, management and sale of the assets of the Partnership.

       Behringer Securities LP ("Behringer Securities"), the affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee will be reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. In 2003, Behringer Securities commissions and dealer management fees totaled $147,008 and $55,603, respectively and were capitalized as offering costs in "Additional paid-in capital" on the Partnership's balance sheet.

       Behringer Advisors I, a general partner of and advisor to the Partnership, or its affiliates may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. In 2003, $1,588,964 of organization and offering expenses had been incurred by Behringer Advisors I on behalf of the Partnership, of which $55,603 had been reimbursed by the Partnership and $1,533,361 will be reimbursed at a rate of 2.5% of future equity raised. Of the $55,603 of organization and offering costs reimbursed by the Partnership through December 31, 2003, $54,580 was capitalized as offering costs in "Additional paid-in capital" on the Partnership's balance sheet and $1,023 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities. Behringer Advisors I or its affiliates will receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates may also receive up to 0.5% of the contract purchase price of each asset or, with respect to the making or purchase of a mortgage loan, up to 0.5% of the funds advanced, for reimbursement of expenses related to making investments. The Partnership made no investments in 2003, and consequently, Behringer Advisors I received no acquisition and advisory fees or reimbursements for related expenses.

       For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.0% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership will reimburse the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. The Partnership did not pay any property management and leasing fees in the year ended December 31, 2003.

       The Partnership will pay Behringer Advisors I or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value. Any portion of the asset management fee may be deferred and paid in a subsequent year. In 2003, the Partnership paid no such fees to Behringer Advisors I.

       The Partnership distributes to its General Partners a share of net cash from operations, a 15% distribution after the limited partners have received distributions equal to their net capital contributions plus an 8.0% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10.0% of cash available for distribution.

       In connection with the sale of the properties of the Partnership, the Partnership will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50.0% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3.0% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100.0% of their capital contributions plus (2) a 8.0% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and an 8.0% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15.0% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15.0% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

       The Partnership is dependent on Behringer Advisors I, Behringer Securities and HPT Management for certain services that are essential to the Partnership, including the sale of the Partnership's shares of limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to the Partnership, the Partnership would be required to obtain such services from other sources.

6.     INCOME TAX BASIS NET INCOME

       The Partnership's income tax basis net income for the year ended December 31, 2003 is recalculated as follows:

       Net loss for financial statement purposes                   $ (103,640)

       Start-up and organizational costs expensed
          for financial reporting purposes and
          capitalized and expensed over 5 years for
          income tax purposes                                         103,724
                                                                  ------------

       Net income for income tax purposes                          $       84
                                                                  ============

7.     QUARTERLY FINANCIAL DATA (UNAUDITED)

       The following table presents selected unaudited quarterly financial data for each full quarter during the year ended December 31, 2003. There is no data to present for the year ended December 31, 2002.

                                     2003 Quarters Ended
                  ------------------------------------------------------------
                    March 31      June 30      September 30     December 31
                  ------------------------------------------------------------

       Revenues     $       -   $        -     $          -     $          -
       Net loss     $       -   $        -     $          -     $   (103,640)


8.     SUBSEQUENT EVENTS

       On March 12, 2004, the Partnership acquired a one-story office building containing approximately 29,660 of rentable square feet, located on approximately 2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota. The purchase price of the Hopkins Property was $2,925,000 plus preliminary closing costs of approximately $144,925. The Partnership used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition. The Hopkins Property is held by Behringer Harvard Hopkins, LLC, a wholly-owned subsidiary of the Partnership.

The General Partners have announced their intention to initiate a distribution to the Partnership's limited partners at an annual rate of 6.0% per year to initially be paid on or about April 30, 2004.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------

      1.1** Form of Dealer Manager Distribution Agreement between the Partnership and Behringer Securities LP

      3.1**       Form of Agreement of Limited Partnership of the Partnership

      3.2**       Certificate of Limited Partnership of the Partnership

      4.1** Form of Subscription Agreement and Subscription Agreement Signature Page

    10.1**        Form of Advisory Agreement

    10.2** Form of Property Management and Leasing Agreement between the Partnership and HPT Management Services LP

    10.3** Form of Escrow Agreement between the Partnership and Wells Fargo Bank, Iowa, N.A.

    10.4**        Distribution Reinvestment Plan

    23.1* Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Behringer Harvard Mid-Term Opportunity Fund I LP

    31.1*         Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    31.2*         Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

    32.1*         Certification of Chief Executive and Financial Officers

*         Filed herewith.
**        Previously filed.