Form 10-Q
period 2004-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2004-05-17
CIK 1179352

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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


                             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                                    FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2004


                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                            Page
                                                                                                            ----
ITEM 1.    FINANCIAL STATEMENTS.

           Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.............................3

           Consolidated  Statements of Operations  for the three months ended March 31, 2004 and March
              31, 2003........................................................................................4

           Consolidated  Statements  of Cash Flows for the three months ended March 31, 2004 and March
              31, 2003........................................................................................5

           Notes to Consolidated Financial Statements.........................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............12

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................16

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................16


                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................17

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................................17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................17

ITEM 5.    OTHER INFORMATION.................................................................................17

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................................................17

SIGNATURE....................................................................................................19


                                                          PART I
                                                  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                               CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)


                                                                                   MARCH 31,            DECEMBER 31,
                                                                                      2004                  2003
                                                                               -------------------   -------------------
ASSETS
          REAL ESTATE:
                  Land                                                          $         786,232     $               -
                  Buildings, net                                                        2,221,650                     -
                  Real estate intangibles, net                                             54,228                     -
                                                                               -------------------   -------------------
          TOTAL REAL ESTATE                                                             3,062,110                     -

                  Cash and cash equivalents                                               968,330             1,986,114
                  Restricted cash                                                         283,159                75,132
                  Prepaid expenses and other assets                                        27,487                31,590
                                                                               -------------------   -------------------
TOTAL ASSETS                                                                    $       4,341,086     $       2,092,836
                                                                               ===================   ===================


LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
                  Accounts payable and accrued liabilities                      $          41,774     $          76,336
                  Payables to affiliates                                                   16,450                85,521
                  Distributions payable                                                    52,414                     -
                  Subscriptions for limited partnership units                             283,122                75,132
                                                                               -------------------   -------------------
TOTAL LIABILITIES                                                                         393,760               236,989

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
                  Limited partners, 44,000,000 units authorized;
                    471,107 units and 223,345 units issued
                    and outstanding at March 31, 2004 and
                    December 31, 2003, respectively                                     3,946,857             1,855,373
                  General partners                                                            469                   474
                                                                               -------------------   -------------------
TOTAL PARTNERS' CAPITAL                                                                 3,947,326             1,855,847
                                                                               -------------------   -------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $       4,341,086     $       2,092,836
                                                                               ===================   ===================


                                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                                                 (Unaudited)


                                                             THREE MONTHS                   THREE MONTHS
                                                                ENDED                           ENDED
                                                            MARCH 31, 2004                 MARCH 31, 2003
                                                       --------------------------       --------------------

REVENUE
         Rental revenue                                 $                 17,910         $                -

EXPENSES
         Property operating expenses                                       1,280                          -
         Real estate taxes                                                 3,576                          -
         General and administrative                                       50,415                          -
         Depreciation and amortization                                     4,434                          -
                                                       --------------------------       --------------------
TOTAL EXPENSES                                                            59,705                          -

OTHER INCOME                                                               4,365                          -
                                                       --------------------------       --------------------
NET LOSS                                                $                (37,430)        $                -
                                                       ==========================       ====================

ALLOCATION OF NET LOSS:
Net loss allocated to general partners                  $                     (5)        $                -
                                                       ==========================       ====================

Net loss allocated to limited partners                  $                (37,425)        $                -
                                                       ==========================       ====================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                                         326,111                          -
                                                       ==========================       ====================

NET LOSS PER LIMITED PARTNERSHIP UNIT                   $                  (0.11)        $                -
                                                       ==========================       ====================


                               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                 BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)


                                                                    THREE MONTHS                  THREE MONTHS
                                                                        ENDED                         ENDED
                                                                   MARCH 31, 2004                MARCH 31, 2003
                                                              --------------------------   ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $                (37,430)    $                        -
Adjustments to reconcile net loss to
   net cash flows used in operating activities
Depreciation and amortization                                                     3,817
Change in prepaid expenses and other assets                                       8,102                              -
Change in accounts payable and accrued liabilities                              (48,110)                             -
                                                              --------------------------   ----------------------------
CASH USED IN OPERATING ACTIVITIES                                               (73,621)                             -
                                                              --------------------------   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                                      (3,056,377)                             -
                                                              --------------------------   ----------------------------
CASH USED IN INVESTING ACTIVITIES                                            (3,056,377)                             -
                                                              --------------------------   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Limited partners' contributions                                               2,468,704                              -
Offering costs                                                                 (287,382)                             -
Change in limited partners' subscriptions                                       207,990                              -
Change in restricted cash                                                      (208,027)                             -
Change in payables to affiliates                                                (69,071)
                                                              --------------------------   ----------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         2,112,214                              -
                                                              --------------------------   ----------------------------

Net change in cash and cash equivalents                                      (1,017,784)                             -
Cash and cash equivalents at beginning of period                              1,986,114                            600
                                                              --------------------------   ----------------------------
Cash and cash equivalents at end of period                     $                968,330     $                      600
                                                              ==========================   ============================

NON-CASH FINANCING ACTIVITIES:
Distributions payable in limited partnership units
   under distribution reinvestment plan                        $                 24,769     $                        -
                                                              ==========================   ============================


                                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      ORGANIZATION

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

        The Partnership was in the development stage through March 11, 2004. On March 12, 2004, the Partnership commenced operations with its acquisition of a property in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota.

2.      PUBLIC OFFERING

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

        On December 22, 2003, the Partnership satisfied the minimum offering requirement of $2,000,000 established for its Offering and accepted subscriptions for 202,781 partnership units, from which gross proceeds of $2,023,365 were distributed to the Partnership. In addition, special escrow accounts were established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on January 26, 2004 and the Partnership accepted subscriptions from the New York residents on February 1, 2004. All additional subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new investors at least monthly. At that time, subscription proceeds are released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        As of March 31, 2004, the Partnership had accepted subscriptions for 471,107 limited partnership units.

3.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership as of March 31, 2004 and March 31, 2003 have not been audited by independent accountants. In the opinion of management, the accompanying consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of March 31, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended March 31, 2004 and 2003.

        Amounts in periods have been reclassified to conform to current period presentation.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Behringer Harvard Hopkins, LLC. All intercompany transactions, balances and profits have been eliminated in consolidation.

        CASH AND CASH EQUIVALENTS

        The Partnership considers investments in highly-liquid money market funds with maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

        RESTRICTED CASH

        Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new limited partners at least monthly. Upon acceptance of limited partners, limited partnership units are issued and subscription proceeds are released to the Partnership from escrow.

        INVESTMENT IMPAIRMENT

        For real estate directly owned by the Partnership, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        PURCHASE PRICE ALLOCATIONS

        Upon the acquisition of real estate properties, the Partnership allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

        The Partnership determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as wells as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

        REVENUE RECOGNITION

        The Partnership recognizes rental income generated from all leases on real estate assets in which it has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met.

        DEFERRED OFFERING COSTS

        The General Partners fund all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

        CASH FLOW DISTRIBUTIONS

        Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

        a) To the limited partners, on a per unit basis, until each of such Limited Partners have received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to eight percent (8.0%) per annum of their net capital contribution;
        b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100.0%) of their net capital contribution; and
        c) Thereafter, eighty-five percent (85.0%) to the limited partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners.

        Other limitations of allocated or received distributions are defined within the Partnership Agreement.

        INCOME (LOSS) ALLOCATIONS

        Net income for each applicable accounting period is allocated to the Partners as follows:

        a) To the Partners to the extent of and in proportion to allocations of net loss as noted below; and
        b) Then, so as to cause the capital accounts of all Partners to permit liquidating distributions to be made in the same manner and priority as set forth in the Partnership Agreement with respect to net cash distributions.

        Net loss for each applicable accounting period is allocated to the Partners as follows:

        a) To the Partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and
        b) Then, eighty-five percent (85.0%) to the limited partners and fifteen percent (15.0%) to the General Partners.

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

        CONCENTRATION OF CREDIT RISK

        At March 31, 2004, the Partnership had cash and cash equivalents and restricted cash on deposit in two financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.      REAL ESTATE

        ACQUISITION

        On March 12, 2004, the Partnership acquired a one-story office building containing approximately 29,660 of rentable square feet, located on approximately 2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota. The purchase price of the

Hopkins Property was $2,925,000 plus closing costs of approximately $144,925, less liabilities assumed of approximately $13,548. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. The Hopkins Property is held by Behringer Harvard Hopkins, LLC, a wholly-owned subsidiary of the Partnership. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                             Estimated
                                                              Useful
                  Description            Allocation            Life
     ----------------------------    -------------------   --------------
     Land                             $         786,232                -
     Building                                 2,225,359       25 years
     Real estate intangibles                     54,334      7.5 years
     Prepaid insurance                            4,000                -
     Prepaid rent                               (13,548)               -
                                     -------------------
     Total                            $       3,056,377
                                     ===================

        PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three months ended March 31, 2004 and 2003, on an unaudited pro forma basis, as if the acquisition of the Hopkins Property had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results which would have occurred had the transaction been consummated as of January 1, 2003, nor are they indicative of results of operations which may occur in the future.


                                              Three months
                                             ended March 31,
                                  ------------------------------------
                                        2004                2003
                                  -----------------    ---------------

         Total revenues            $        97,814      $      99,388

         Total expenses                   (115,467)           (65,960)

         Other income                        4,365                  -
                                  -----------------    ---------------

         Net income (loss)         $       (13,288)     $      33,428
                                  =================    ===============

6.      PARTNERS' CAPITAL

        As a result of the Partnership's first real estate acquisition, management announced on March 23, 2004 its intent to initiate monthly distributions to the limited partnership unit holders at an annual rate of 6%. The Partnership's first distribution was paid on May 3, 2004 to unit holders through March 31, 2004. This first distribution totaling $52,414 was accrued as of March 31, 2004 and consisted of $27,645 to be paid in cash and $24,769 to be paid in limited partnership units in accordance with the Partnership's distribution reinvestment plan. The Partnership records all distributions when announced, except that the limited partnership units issued through the DRIP plan are recorded when the units are actually issued.

7.      RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering, and will receive fees and compensation in connection with the acquisition, management and sale of the assets of the Partnership.

        Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the three months ended March 31, 2004, Behringer Securities' commissions and dealer management fees totaled $164,514 and $61,718, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

        Behringer Advisors I, a general partner of and advisor to the Partnership, or Behringer Advisors I's affiliates may receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2004, $1,696,029 of organization and offering expenses had been incurred by Behringer Advisors I on behalf of the Partnership, of which $117,320 had been reimbursed by the Partnership and the balance of $1,578,709 will be reimbursed at a rate of 2.5% of future equity raised. Of the $117,320 of organization and offering costs reimbursed by the Partnership as of March 31, 2004, $115,162 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $2,158 had been expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities. Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by the Partnershipfor reimbursement of expenses related to making investments. During the three months ended March 31, 2004, Behringer Advisors I acquisition and advisory fees totaled $87,750 and $14,625 reimbursement for related expenses.

        For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.0% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2004 the Partnership incurred $474 in property management fees payable to HPT Management.

        The Partnership pays Behringer Advisors I or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the three months ended March 31, 2004, the Partnership accrued $639 in asset management fees to Behringer Advisors I.

        In connection with the sale of the properties of the Partnership, the Partnership will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50.0% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3.0% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100.0% of their capital contributions plus (2) a 8.0% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and a 8.0% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15.0% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15.0% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and the notes thereto:

FORWARD-LOOKING STATEMENTS

        This quarterly report contains forward-looking statements, including discussion and analysis of Behringer Harvard Mid-Term Value Enhancement Fund I LP's (the "Partnership") financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Partnership's limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership's management based on their knowledge and understanding of the business and industry. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

        INVESTMENT IMPAIRMENTS

        For real estate directly owned by the Partnership, management monitors events and changes in circumstance indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

        PURCHASE PRICE ALLOCATION

        Upon the acquisition of real estate properties, the Partnership allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

        The Partnership determines the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by the Partnership as intangible assets and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as wells as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

RESULTS OF OPERATIONS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, the Partnership's results of operations for the three months ended March 31, 2004 are not comparable to the results of operations for the three months ended March 31, 2003.

        Rental revenue for the three months ended March 31, 2004 was $17,910 and was comprised of revenue, including amortization of below-market lease intangibles, from the Hopkins Property from date of acquisition, March 12, 2004 through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

        Property operating expenses for the three months ended March 31, 2004 were $1,280 and were comprised of operating expenses from the Hopkins Property from date of acquisition, March 12, 2004 through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

        Real estate taxes for the three months ended March 31, 2004 were $3,576 and were comprised of real estate taxes from the Hopkins Property from date of acquisition, March 12, 2004 through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

        General and administrative expenses for the three months ended March 31, 2004 were $50,415 and were comprised of general and administrative expenses from the Hopkins Property from date of acquisition, March 12, 2004 through March 31, 2004 and corporate general and administrative expenses including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees, and other administrative expenses. During the three months ended March 31, 2003, the Partnership did not own any real estate and had minimal amounts of corporate activity.

        Depreciation and amortization expense for the three months ended March 31, 2004 was $4,434 and was comprised of depreciation and amortization of expenses associated with the Hopkins Property from date of acquisition, March 12, 2004 through March 31, 2004. During the three months ended March 31, 2003, the Partnership did not own any real estate.

        Other income for the three months ended March 31, 2004 was $4,365 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the three months ended March 31, 2003, the Partnership had lower cash balances on deposits with banks.

CASH FLOW ANALYSIS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, the Partnership's cash flows for the three months ended March 31, 2004 are not comparable to the cash flows for the three months ended March 31, 2003.

        Cash flows from operating activities for the three months ended March 31, 2004 were $(73,621) and were primarily comprised of the net loss of $(37,430) and changes in working capital accounts of $(40,008) and depreciation and amortization of $3,817. There were no cash flows from operating activities for the three months ended March 31, 2003 due to the lack of real estate investments and corporate activity.

        Cash flows from investing activities for the three months ended March 31, 2004 were $(3,056,377) and were comprised of the Partnership's acquisition of the Hopkins Property. During the three months ended March 31, 2003, the Partnership did not own any real estate investments.

        Cash flows from financing activities for the three months ended March 31, 2004 were $2,112,214 and were comprised primarily of funds received from the issuance of limited partnership units. During the three months ended March 31, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal demands for funds will be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on the Partnership's outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering. However, there may be a delay between the sale of the Partnership's units and its purchase of properties, which could result in a delay in the benefits to its limited partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that limited partners invest in the Offering will be used to buy real estate or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The General Partners will evaluate potential property acquisitions and will engage in negotiations with sellers on the Partnership's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

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

INFLATION

        The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of the Partnership's leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

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

ITEM 4.  CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors I have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of March 31, 2004, the Partnership had sold 471,107 of limited partnership units pursuant to the Offering for gross proceeds of $4,692,819.

        Through March 31, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                     TYPE OF EXPENSE                     AMOUNT
          -------------------------------------   -------------------

          Other expenses to affiliates             $         546,162
          Other expenses to non-affiliates                     8,604
                                                  -------------------

          Total expenses                           $         554,766
                                                  ===================

        The net offering proceeds to the Partnership, after deducting the total expenses paid and accrued described above, are $4,138,053.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through March 31, 2004, the Partnership had used $3,056,377 of such net offering proceeds to purchase the Hopkins Property. Of the amount used for the purchase of the Hopkins Property, $102,375 was paid to Behringer Advisors I, an affiliate of the Partnership as acquisition and advisory fees and acquisition expanse reimbursement.

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

        a)      Exhibits

                Exhibit 31.1 - Certification of Principal Executive Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 - Certification of Principal Financial Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32.1 - Certificate of Chief Executive and Financial
                               Officers

        b)      Reports on Form 8-K

                The Partnership filed the following Current Reports on Form 8-K during the first quarter of 2004:

                1. On March 18, 2004, the Partnership filed a Current Report on Form 8-K reporting the acquisition of the Hopkins Property.

                2. On March 26, 2004, the Partnership filed a Current Report on Form 8-K reporting the distributions to its investors at an annual rate of 6%.

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



                                     Behringer Harvard Mid-Term Value
                                     Enhancement Fund I LP


                                     By:  Behringer Harvard Advisors I LP
                                          Co-General Partner





        Dated:  May 17, 2004         By:  /s/ Gary S. Bresky
                                          --------------------------------------
                                          Gary S. Bresky
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