Form 10-Q
period 2004-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2004-08-16
CIK 1179352

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[MARK ONE]
    |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

    |_|     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                  COMMISSION FILE NUMBER: 333-100126 (1933 ACT)

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP (Exact Name of Registrant as Specified in Its Charter)

                   TEXAS                                        71-0897613
(State or other jurisdiction of  incorporation              (I.R.S. Employer
              or organization)                             Identification No.)


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


                       BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                             FORM 10-Q
                                    QUARTER ENDED JUNE 30, 2004

                                               PART I
                                       FINANCIAL INFORMATION

                                                                                              PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.................3

           Consolidated Statements of Operations for the three and six months ended
              June 30, 2004 and June 30, 2003....................................................4

           Consolidated Statements of Cash Flows for the six months ended
              June 30, 2004 and June 30, 2003....................................................5

           Notes to Consolidated Financial Statements............................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS................................................................13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................18

ITEM 4.    CONTROLS AND PROCEDURES..............................................................18

                                              PART II
                                         OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS....................................................................19

ITEM 2.    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
           SECURITIES...........................................................................19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES......................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................19

ITEM 5.    OTHER INFORMATION....................................................................19

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.....................................................19

SIGNATURE.......................................................................................21


                                                          PART I
                                                  FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS.


                                  BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)


                                                                                    JUNE 30,            DECEMBER 31,
                                                                                      2004                  2003
                                                                               -------------------   -------------------
ASSETS
          REAL ESTATE
                  Land                                                          $       2,786,232     $               -
                  Buildings, net                                                        5,466,588                     -
                  Real estate intangibles, net                                            692,902                     -
                                                                               -------------------   -------------------
          TOTAL REAL ESTATE                                                             8,945,722                     -

                  Cash and cash equivalents                                               642,005             1,986,114
                  Restricted cash                                                       1,354,895                75,132
                  Accounts receivable                                                      33,837                     -
                  Prepaid expenses and other assets                                        61,280                31,590
                                                                               -------------------   -------------------
TOTAL ASSETS                                                                    $      11,037,739     $       2,092,836
                                                                               ===================   ===================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
                  Accounts payable                                                           $ 15               $ 7,584
                  Payables to affiliates                                                  266,390                85,521
                  Distributions payable                                                    49,024                     -
                  Accrued liabilities                                                     162,630                68,752
                  Subscriptions for limited partnership units                           1,355,142                75,132
                                                                               -------------------   -------------------
TOTAL LIABILITIES                                                                       1,833,201               236,989

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
                  Limited partners, 44,000,000 units authorized;
                  1,082,557 units and 223,345 units issued
                  and outstanding at June 30, 2004 and
                  December 31, 2003, respectively                                       9,204,067             1,855,373
                  General partners                                                            471                   474
                                                                               -------------------   -------------------
TOTAL PARTNERS' CAPITAL                                                                 9,204,538             1,855,847
                                                                               -------------------   -------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $      11,037,739     $       2,092,836
                                                                               ===================   ===================


                                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                           BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                          THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                             ENDED            ENDED            ENDED            ENDED
                                         JUNE 30, 2004    JUNE 30, 2003    JUNE 30, 2004    JUNE 30, 2003
                                        ---------------  ---------------  ---------------  ---------------
REVENUE
       Rental revenue                    $     111,895    $           -    $     129,805    $           -
                                        ---------------  ---------------  ---------------  ---------------
TOTAL REVENUES                                 111,895                -          129,805                -

EXPENSES
       Property operating expenses              16,678                -           16,845                -
       Real estate taxes                        21,810                -           25,386                -
       Property and asset management fees        6,037                -            7,150                -
       General and administrative               63,444                -          113,859                -
       Depreciation and amortization            26,728                -           31,162                -
                                        ---------------  ---------------  ---------------  ---------------
TOTAL EXPENSES                                 134,697                -          194,402                -

OTHER INCOME                                     7,583                -           11,948                -

                                        ---------------  ---------------  ---------------  ---------------

NET LOSS                                 $     (15,219)   $           -    $     (52,649)   $           -
                                        ===============  ===============  ===============  ===============

ALLOCATION OF NET LOSS:
Net loss allocated to general partners   $           2    $           -    $          (3)   $           -
                                        ===============  ===============  ===============  ===============

Net loss allocated to limited partners   $     (15,221)   $           -    $     (52,646)   $           -
                                        ===============  ===============  ===============  ===============

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING               759,096                -          542,603                -
                                        ===============  ===============  ===============  ===============

NET LOSS PER LIMITED PARTNERSHIP UNIT    $       (0.02)   $           -    $       (0.10)   $           -
                                        ===============  ===============  ===============  ===============


                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                     BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)


                                                                             SIX MONTHS                    SIX MONTHS
                                                                                ENDED                         ENDED
                                                                            JUNE 30, 2004                 JUNE 30, 2003
                                                                      --------------------------   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $                (52,649)    $                        -
Adjustments to reconcile net loss to
   net cash flows used in operating activities
Depreciation and amortization                                                            26,832                              -
Change in accounts receivable                                                           (33,837)                             -
Change in prepaid expenses and other assets                                             (12,893)                             -
Change in accounts payable                                                               (7,569)                             -
Change in accrued liabilities                                                            20,433                              -
                                                                      --------------------------   ----------------------------
CASH USED IN OPERATING ACTIVITIES                                                       (59,683)                             -
                                                                      --------------------------   ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                                              (8,915,906)                             -
                                                                      --------------------------   ----------------------------
CASH USED IN INVESTING ACTIVITIES                                                    (8,915,906)                             -
                                                                      --------------------------   ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Limited partners' contributions                                                       8,514,607                              -
Offering costs                                                                       (1,005,516)                             -
Distributions                                                                           (58,727)                             -
Change in limited partners' subscriptions                                             1,280,010                        262,929
Change in restricted cash                                                            (1,279,763)                      (262,929)
Change in payables to affiliates                                                        180,869                              -
                                                                      --------------------------   ----------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                 7,631,480                              -
                                                                      --------------------------   ----------------------------

Net change in cash and cash equivalents                                              (1,344,109)                             -
Cash and cash equivalents at beginning of period                                      1,986,114                            600
                                                                      --------------------------   ----------------------------
Cash and cash equivalents at end of period                             $                642,005     $                      600
                                                                      ==========================   ============================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued under distribution
   reinvestment plan                                                   $                 58,907     $                        -
Distributions payable in limited partnership units
   under distribution reinvestment plan                                $                 24,047     $                        -


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

        An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, specific business principles relating to the Partnership's business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. The Partnership's Partnership Agreement (the "Partnership Agreement") provides that it will continue in existence until the earlier of December 31, 2022 or termination of the Partnership by written consent of all the Partners.

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

        As of June 30, 2004, the Partnership had accepted subscriptions for 1,082,557 limited partnership units.

3.      INTERIM UNAUDITED FINANCIAL INFORMATION

        The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of June 30, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended June 30, 2004 and 2003.

        Amounts in previous periods have been reclassified to conform to current period presentation.

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

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include the accounts of the Partnership and its subsidiaries. All intercompany transactions, balances and profits have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

        The Partnership considers investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new limited partners at least monthly. Upon acceptance of limited partners, which generally occurs monthly, limited partnership units are issued and subscription proceeds are released to the Partnership from escrow.

     INVESTMENT IMPAIRMENT

        For real estate directly owned by the Partnership, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, the Partnership assesses potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, the Partnership recognizes an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.

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

     DEFERRED OFFERING COSTS

        The General Partners fund all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by third parties less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

     CASH FLOW DISTRIBUTIONS

        Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

        a) To the limited partners, on a per unit basis, until each of such limited partners has received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to eight percent (8.0%) per annum of their net capital contribution;
        b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100.0%) of their net capital contribution; and
        c) Thereafter, eighty-five percent (85.0%) to the limited partners, on a per unit basis, and fifteen percent (15.0%) to the General Partners.

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

        Certain transactions of the Partnership may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At June 30, 2004, the Partnership had cash and cash equivalents and restricted cash on deposit in two financial institutions in excess of federally insured levels. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.      REAL ESTATE

     ACQUISITION

        On March 12, 2004, the Partnership acquired a one-story office building containing approximately 29,660 rentable square feet, located on approximately
2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota. The purchase price of the Hopkins Property was $2,925,000 plus closing costs of $144,925, less liabilities assumed of $13,548. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. The Hopkins Property is held by Behringer Harvard Hopkins, LLC, a wholly-owned subsidiary of the Partnership. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                Estimated
                                                                 Useful
                Description                Allocation             Life
        ---------------------------   ---------------------   ------------
        Land                           $           786,232              -
        Building                                 2,225,359      25 years
        Real estate intangibles                     54,334     7.5 years
        Prepaid insurance                            4,000              -
        Prepaid rent                               (13,548)             -
                                      ---------------------
        Total                          $         3,056,377              -
                                      =====================

        On June 28, 2004, the Partnership acquired a two-story office building containing approximately 79,049 rentable square feet, located on approximately
5.1 acres of land (the "Northpoint Property"). The Northpoint Property is located in Dallas, Texas. The purchase price of the Northpoint Property was $5,900,000, excluding closing costs. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. The Northpoint Property is held by Behringer Harvard Northpoint I LP, in which Behringer Harvard Northpoint I GP, LLC, a wholly-owned subsidiary of the Partnership, is the general partner and the Partnership is the limited partner. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                Estimated
                                                                 Useful
                Description                Allocation             Life
        ---------------------------   ---------------------   ------------

        Land                           $         2,000,000              -
        Building                                 3,230,449      25 years
        Real estate intangibles                    639,314     3.9 years
        Prepaid expenses                            12,797              -
        Accrued liabilities                        (59,897)             -
                                      ---------------------
                                       $         5,822,663
                                      =====================

     PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three and six months ended June 30, 2004 and 2003, on an unaudited pro forma basis, as if the acquisitions of the Hopkins Property and Northpoint Property had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1, 2003, nor are they indicative of results of operations that may occur in the future.

                                         Three months                        Six months
                                        ended June 30,                      ended June 30,
                             ---------------------------------   ---------------------------------
                                 2004               2003              2004              2003
                             --------------    ---------------   ---------------   ---------------

Total revenues                $    364,908      $     389,026     $     724,784     $     778,053

Total expenses                    (324,130)          (259,527)         (630,077)         (519,055)

Other income                         7,583                  -            11,948                 -
                             --------------    ---------------   ---------------   ---------------

Net income (loss)             $     48,361      $     129,499     $     106,655     $     259,998
                             ==============    ===============   ===============   ===============

6.      PARTNERS' CAPITAL

        The Partnership initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in the Partnership's limited partnership unit of $10 per unit. The Partnership has a distribution reinvestment plan ("DRIP") whereby unit holders may elect to receive additional limited partnership units in lieu of a cash distribution. The Partnership records all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The following are the distributions and the DRIP units issued during the six months ended June 30, 2004.

                                             Distributions
    Declared         --------------------------------------------------------------         DRIP
    in 2004                Total                 Cash                  DRIP                 Units
-----------------    ------------------    ------------------    ------------------    -----------------
1st Quarter           $         52,414      $         27,645      $         24,769                    -
2nd Quarter                    114,244                56,059                58,185                5,891
                     ------------------    ------------------    ------------------    -----------------
                      $        166,658      $         83,704      $         82,954                5,891
                     ==================    ==================    ==================    =================

        In July 2004, the Partnership issued 2,405 limited partnership units valued at $24,047 to participants in the DRIP in lieu of cash distributions declared for June 2004.

7.      RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of the assets of the Partnership.

        Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the six months ended June 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $582,544 and $213,454, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

        Behringer Advisors I, a general partner of and advisor to the Partnership, or Behringer Advisors I's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of June 30, 2004, $1,917,915 of organization and offering expenses had been incurred by Behringer Advisors I on behalf of the Partnership, of which $268,468 had been reimbursed by the Partnership and the balance of $1,649,447 will be reimbursed at a rate of 2.5% of future equity raised. Of the $268,468 of organization and offering costs reimbursed by the Partnership as of June 30, 2004, $263,531 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $4,937 had been expensed as organizational costs. For the six months ended June 30, 2004, $212,865 of organization and offering expenses were reimbursed by the Company, of which $208,951 was capitalized as offering costs in "Partners' capital" and $3,914 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities. Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by the Partnership for reimbursement of expenses related to making investments. During the six months ended June 30, 2004, Behringer Advisors I acquisition and advisory fees totaled $264,750 and $44,125 reimbursement for related expenses.

        For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.0% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the six months ended June 30, 2004 the Partnership incurred $2,679 in property management fees payable to HPT Management.

        The Partnership pays Behringer Advisors I or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the six months ended June 30, 2004, the Partnership incurred $4,471 of asset management fees.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and the notes thereto:

FORWARD-LOOKING STATEMENTS

        This section of the quarterly report contains forward-looking statements, including discussion and analysis of the Partnership's financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to the Partnership's limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of the Partnership's management based on their knowledge and understanding of the business and industry. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond the Partnership's control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Partnership's most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating its real estate related investments for impairment.

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

        The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management's estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        The Partnership amortizes the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.

RESULTS OF OPERATIONS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of a property in a suburb of Minneapolis, Minnesota (the "Hopkins Property"). As a result, the Partnership's results of operations for the three and six month periods ended June 30, 2004 are not comparable to the results of operations for the three and six month periods ended June 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

        Rental revenue for the three months ended June 30, 2004 was $111,895 and was comprised of revenue, including adjustments for straight line rent and amortization of below market leases, from the Hopkins Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in rental revenue.

        Property operating expenses for the three months ended June 30, 2004 were $16,678 and were comprised of operating expenses from the Hopkins Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in property operating expenses.

        Real estate taxes for the three months ended June 30, 2004 were $21,810 and were comprised of real estate taxes from the Hopkins Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in real estate taxes.

        Property and asset management fees for the three months ended June 30, 2004 were $6,037 and were comprised of property and asset management fees from the Hopkins Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in property and asset management fees.

        General and administrative expenses for the three months ended June 30, 2004 were $63,444 and were comprised of general and administrative expenses from the Hopkins Property and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the three months ended June 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. With the acquisition of the Northpoint Property on June 28, 2004, anticipated future acquisitions and continued growth in the number of limited partners, management believes there will be future increases in general and administrative expenses.

        Depreciation and amortization expense for the three months ended June 30, 2004 was $26,728 and was comprised of depreciation and amortization of the Hopkins Property. During the three months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004, and anticipated future acquisitions, management believes there will be future increases in depreciation and amortization expense.

        Other income for the three months ended June 30, 2004 was $7,583 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the three months ended June 30, 2003, the Partnership had lower cash balances on deposit with banks.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

        Rental revenue for the six months ended June 30, 2004 was $129,805 and was comprised of revenue, including adjustments for straight line rent and amortization of below market leases, from the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in rental revenue.

        Property operating expenses for the six months ended June 30, 2004 were $16,845 and were comprised of operating expenses from the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in property operating expenses.

        Real estate taxes for the six months ended June 30, 2004 were $25,386 and were comprised of real estate taxes from the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in real estate taxes.

        Property and asset management fees for the six months ended June 30, 2004 were $7,150 and were comprised of property and asset management fees from the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be future increases in property and asset management fees.

        General and administrative expenses for the six months ended June 30, 2004 were $113,859 and were comprised of general and administrative expenses from the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004, and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the six months ended June 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. With the acquisition of the Northpoint Property on June 28, 2004, anticipated future acquisitions and future growth in the number of limited partners, management believes there will be future increases in general and administrative expenses.

        Depreciation and amortization expense for the six months ended June 30, 2004 was $31,162 and was comprised of depreciation and amortization of the Hopkins Property from date of acquisition, March 12, 2004, through June 30, 2004. During the six months ended June 30, 2003, the Partnership did not own any real estate. With the acquisition of the Northpoint Property on June 28, 2004 and anticipated future acquisitions, management believes there will be significant increases in depreciation and amortization expense.

        Other income for the six months ended June 30, 2004 was $11,948 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the six months ended June 30, 2003, the Partnership had lower cash balances on deposit with banks.

CASH FLOW ANALYSIS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, the Partnership's cash flows for the six months ended June 30, 2004 are not comparable to the cash flows for the six months ended June 30, 2003.

        Cash flows from operating activities for the six months ended June 30, 2004 were $(59,683) and were primarily comprised of the net loss of $(52,649) and changes in working capital accounts of $(33,866) and depreciation and amortization of $26,832. There were no cash flows from operating activities for the six months ended June 30, 2003 due to the lack of real estate investments and corporate activity.

        Cash flows from investing activities for the six months ended June 30, 2004 were $(8,915,906) and were comprised of the Partnership's acquisitions of the Hopkins Property and the Northpoint Property. During the six months ended June 30, 2003, the Partnership had not purchased any real estate investments.

        Cash flows from financing activities for the six months ended June 30, 2004 were $7,631,480 and were comprised primarily of funds received from the issuance of limited partnership units. During the six months ended June 30, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions, and for the payment of interest on the Partnership's outstanding indebtedness and other investments. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering. However, there may be a delay between the sale of the Partnership's units and its purchase of properties, which could result in a delay in the benefits to its limited partners, if any, of returns generated from the Partnership's operations. The Partnership expects that at least 84.2% of the money that limited partners invest in the Offering will be used to buy real estate or make other investments and approximately 0.8% of the gross proceeds of the offering will be set aside as initial working capital reserves for such properties. The remaining 15.0% will be used to pay expenses and fees for selling commissions and dealer manager fees, organization and offering expenses, acquisition and advisory fees and acquisition expenses. The General Partners will evaluate potential property acquisitions and will engage in negotiations with sellers on the Partnership's behalf. Investors should be aware that after a contract for the purchase of a property is executed, the property generally will not be purchased until the successful completion of due diligence. During this period, the Partnership may decide to temporarily invest any unused proceeds from the Offering in investments that could yield lower returns than the properties. These lower returns may affect the Partnership's ability to make distributions.

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

ITEM 4.         CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors I have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        As of June 30, 2004, the Partnership had sold 1,082,557 of limited partnership units pursuant to the Offering for gross proceeds of $10,797,629.

        Through June 30, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:


                    TYPE OF EXPENSE                       AMOUNT
        ----------------------------------------   ---------------------

        Other expenses to affiliates                $         1,267,077
        Other expenses to non-affiliates                          8,604
                                                   ---------------------

        Total expenses                              $         1,275,681
                                                   =====================


        The net offering proceeds to the Partnership, after deducting the total expenses paid and accrued described above, are $9,521,948.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through June 30, 2004, the Partnership had used $8,915,906 of such net offering proceeds to purchase the Hopkins Property and the Northpoint Property. Of the amount used for the purchase of the Hopkins Property and the Northpoint Property, $308,875 was paid to Behringer Advisors I, an affiliate of the Partnership, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 5.         OTHER INFORMATION.

        No events occurred during the quarter covered by this report that would require a response to this item.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

        a)      Exhibits

                Exhibit 31.1 - Certification of Principal Executive Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 31.2 - Certification of Principal Financial Officer
                               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                Exhibit 32.1 - Certificate of Chief Executive and Financial
                               Officers

        b)      Reports on Form 8-K

                The Partnership filed the following Current Report on Form 8-K during the second quarter of 2004:

                1. On May 26, 2004, the Partnership filed Amendment No. 1 to the Current Report on Form 8-K reporting the acquisition of the Hopkins Property. This amendment contained the required financial statements relating to the acquisition by the Partnership of the Hopkins Property.

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



                                            Behringer Harvard Mid-Term Value
                                            Enhancement Fund I LP


                                            By:  Behringer Harvard Advisors I LP
                                                 Co-General Partner





        Dated:  August 16, 2004             By:  /s/ Gary S. Bresky
                                                 -------------------------------
                                                 Gary S. Bresky
                                                 Chief Financial Officer and
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