Form 10-Q
period 2004-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2004-11-15
CIK 1179352

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


              15601 DALLAS PARKWAY, SUITE 600, ADDISON, TEXAS 75001
                    (Address of principal executive offices)
                                   (Zip Code)


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

                             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                                    FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2004

                                                     PART I
                                              FINANCIAL INFORMATION

                                                                                                            PAGE
ITEM 1.    FINANCIAL STATEMENTS.

           Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.........................3

           Consolidated Statements of Operations for the three and nine months ended
              September 30, 2004 and September 30, 2003.......................................................4

           Consolidated  Statements of Cash Flows for the nine months ended  September 30, 2004 and September 30, 2003..........................................................................5

           Notes to Consolidated Financial Statements.........................................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
           OPERATIONS........................................................................................14

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................18

ITEM 4.    CONTROLS AND PROCEDURES...........................................................................18

                                                     PART II
                                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................................................19

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......................................19

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................................................19

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................19

ITEM 5.    OTHER INFORMATION.................................................................................19

ITEM 6.    EXHIBITS..........................................................................................19

SIGNATURE....................................................................................................20


                                                           PART I
                                                   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                   BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                                Consolidated Balance Sheets
                                                        (Unaudited)

                                                                                  SEPTEMBER 30,           DECEMBER 31,
                                                                                      2004                    2003
                                                                               --------------------    -------------------
Assets
          REAL ESTATE
                  Land                                                          $        2,786,232      $               -
                  Buildings, net                                                         5,412,634                      -
                  Real estate intangibles, net                                             659,313                      -
                                                                               --------------------    -------------------
          TOTAL REAL ESTATE                                                              8,858,179                      -

                  Cash and cash equivalents                                              7,191,129              1,986,114
                  Restricted cash                                                        1,262,789                 75,132
                  Accounts receivable                                                       54,518                      -
                  Prepaid expenses and other assets                                      2,130,766                 31,590
                                                                               --------------------    -------------------
TOTAL ASSETS                                                                    $       19,497,381      $       2,092,836
                                                                               ====================    ===================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
                  Accounts payable                                              $                -      $           7,584
                  Payables to affiliates                                                    90,007                 85,521
                  Distributions payable                                                     96,235                      -
                  Accrued liabilities                                                      326,128                 68,752
                  Subscriptions for limited partnership units                            1,263,045                 75,132
                                                                               --------------------    -------------------
TOTAL LIABILITIES                                                                        1,775,415                236,989

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
                  Limited partners, 44,000,000 units authorized;
                  2,078,706 units and 223,345 units issued
                  and outstanding at September 30, 2004 and
                  December 31, 2003, respectively                                       17,721,494              1,855,373
                  General partners                                                             472                    474
                                                                               --------------------    -------------------
TOTAL PARTNERS' CAPITAL                                                                 17,721,966              1,855,847
                                                                               --------------------    -------------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $       19,497,381      $       2,092,836
                                                                               ====================    ===================


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                    BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                             Consolidated Statements of Operations
                                                          (Unaudited)


                                           THREE MONTHS          THREE MONTHS          NINE MONTHS            NINE MONTHS
                                              ENDED                 ENDED                 ENDED                 ENDED
                                        SEPTEMBER 30, 2004    SEPTEMBER 30, 2003    SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                       --------------------  --------------------  --------------------  --------------------
REVENUE
      Rental revenue                    $          396,474    $               -     $          526,279     $               -
                                       --------------------  --------------------  --------------------  --------------------
TOTAL REVENUES                                     396,474                    -                526,279                     -

EXPENSES
      Property operating expenses                  157,499                    -                174,344                     -
      Real estate taxes                             39,664                    -                 65,050                     -
      Property and asset management fees            21,724                    -                 28,874                     -
      General and administrative                   103,423                    -                217,282                     -
      Depreciation and amortization                 95,506                    -                126,668                     -
                                       --------------------  --------------------  --------------------  --------------------
TOTAL EXPENSES                                     417,816                    -                612,218                     -

OTHER INCOME                                        14,133                    -                 26,081                     -

                                       --------------------  --------------------  --------------------  --------------------

NET LOSS                                $           (7,209)   $               -     $          (59,858)   $                -
                                       ====================  ====================  ====================  ====================

ALLOCATION OF NET LOSS:
Net loss allocated to general partners  $                1    $               -     $               (2)   $                -
                                       ====================  ====================  ====================  ====================

Net loss allocated to limited partners  $           (7,210)   $               -     $          (59,856)   $                -
                                       ====================  ====================  ====================  ====================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                 1,641,927                    -                911,719                     -
                                       ====================  ====================  ====================  ====================

NET LOSS PER LIMITED PARTNERSHIP UNIT   $             0.00    $               -     $            (0.07)   $                -
                                       ====================  ====================  ====================  ====================


                                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                            BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)


                                                                 NINE MONTHS                 NINE MONTHS
                                                                    ENDED                       ENDED
                                                             SEPTEMBER 30, 2004          SEPTEMBER 30, 2003
                                                           ----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $            (59,858)       $                  -
Adjustments to reconcile net loss to
   net cash flows provided by operating activities
Depreciation and amortization                                            115,362                           -
Change in accounts receivable                                            (54,518)                          -
Change in prepaid expenses and other assets                              (82,379)                          -
Change in accounts payable                                                (7,584)                          -
Change in accrued liabilities                                            183,965                           -
                                                           ----------------------      ----------------------
CASH PROVIDED BY OPERATING ACTIVITIES                                     94,988                           -
                                                           ----------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                               (8,916,926)                          -
Escrow deposits for real estate to be acquired                        (2,000,000)
                                                           ----------------------      ----------------------
CASH USED IN INVESTING ACTIVITIES                                    (10,916,926)                          -
                                                           ----------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Limited partners' contributions                                       18,377,048                           -
Offering costs                                                        (2,188,523)                          -
Distributions                                                           (166,315)                          -
Change in limited partners' subscriptions                              1,187,913                     965,618
Change in restricted cash                                             (1,187,657)                   (965,618)
Change in payables to affiliates                                           4,487                           -
                                                           ----------------------      ----------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 16,026,953                           -
                                                           ----------------------      ----------------------

Net change in cash and cash equivalents                                5,205,015                           -
Cash and cash equivalents at beginning of period                       1,986,114                         600
                                                           ----------------------      ----------------------
Cash and cash equivalents at end of period                  $          7,191,129        $                600
                                                           ======================      ======================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued under distribution
   reinvestment plan                                        $            153,314        $                  -
Distributions payable in limited partnership units
   under distribution reinvestment plan                     $             45,049        $                  -

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      ORGANIZATION

        Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership") is a limited partnership formed in Texas on July 30, 2002. The general partners of the Partnership are Behringer Harvard Advisors I LP and Robert M. Behringer (collectively the "General Partners"). The Partnership was funded through capital contributions from its General Partners and initial limited partner on September 20, 2002 (date of inception) and is currently offering its limited partnership units pursuant to the public offering which commenced on February 19, 2003 ("the Offering") and is described below. The Partnership intends to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

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

        On December 22, 2003, the Partnership satisfied the minimum offering requirement of $2,000,000 established for its Offering and accepted subscriptions for 202,781 partnership units, from which gross proceeds of $2,023,365 were distributed to the Partnership. In addition, special escrow accounts were established for subscriptions from residents of New York, Nebraska and Pennsylvania. The minimum offering requirement of $2,500,000 for the New York escrow account was satisfied on January 26, 2004 and the Partnership accepted subscriptions from the New York residents on February 1, 2004. The minimum offering requirement of $22,000,000 for Nebraska and Pennsylvania was satisfied on October 8, 2004. All additional subscription proceeds are held in escrow until investors are admitted as limited partners. The Partnership admits new investors at least monthly. At that time, subscription proceeds are released to the Partnership from escrow and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term, liquid investments.

        As of September 30, 2004, the Partnership had accepted subscriptions for 2,078,706 limited partnership units.

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

        The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying consolidated financial statements of the Partnership have not been audited by independent accountants. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the financial position of the Partnership as of September 30, 2004 and December 31, 2003 and the consolidated results of its operations and cash flows for the periods ended September 30, 2004 and 2003.

        Amounts in previous periods have been reclassified to conform to current period presentation with no effect on previously reported net income or partners' capital.

4.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets includes escrow deposits for real estate to be acquired and prepaid expenses such as prepaid insurance.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

     OFFERING COSTS

        The General Partners fund all of the organization and offering costs on the Partnership's behalf and are reimbursed for such organization and offering costs up to 2.5% of the cumulative capital raised by the Partnership in its current public offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. The Partnership is required to repay the General Partners at an amount equal to the lesser of 2.5% of the cumulative capital raised or actual costs incurred by the General Partners or their affiliates less previous reimbursements paid to the General Partners. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time the Partnership becomes liable for the payment of these amounts.

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

        Certain transactions of the Partnership may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with GAAP. Accordingly, the net income or loss of the Partnership and the resulting balances in the Partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At September 30, 2004, the Partnership had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in two financial institutions. The Partnership regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk.

5.      REAL ESTATE

     ACQUISITIONS

        On March 12, 2004, the Partnership acquired a one-story office building containing approximately 29,660 rentable square feet, located on approximately
2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota. The purchase price of the Hopkins Property was approximately $3,100,000. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. The Hopkins Property is held by Behringer Harvard Hopkins, LLC, a wholly-owned subsidiary of the Partnership. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                           Estimated
                                                             Useful
`                  Description            Allocation          Life
        -----------------------------   --------------   --------------
        Land                             $    786,232               -
        Building                            2,225,359        25 years
        Real estate intangibles                54,334       7.5 years
        Prepaid insurance                       4,000               -
        Prepaid rent                          (13,548)              -
                                        --------------
        Total                            $  3,056,377               -
                                        ==============

        On June 28, 2004, the Partnership acquired a two-story office building containing approximately 79,049 rentable square feet, located on approximately
5.1 acres of land (the "Northpoint Property"). The Northpoint Property is located in Dallas, Texas. The purchase price of the Northpoint Property was approximately $5,800,000. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. The Northpoint Property is held by Behringer Harvard Northpoint I LP, in which Behringer Harvard Northpoint I GP, LLC, a wholly owned subsidiary of the Partnership, is the general partner and the Partnership is the limited partner. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                           Estimated
                                                             Useful
                   Description            Allocation          Life
        -----------------------------   --------------   --------------
        Land                             $  2,000,000               -
        Building                            3,230,449        25 years
        Real estate intangibles               639,314       3.9 years
        Prepaid expenses                       12,797               -
        Accrued liabilities                   (59,897)              -
                                        --------------
                                         $  5,822,663
                                        ==============

     PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the three and nine months ended September 30, 2004 and 2003, on an unaudited pro forma basis, as if the acquisitions of the Hopkins Property and Northpoint Property had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1, 2003, nor are they indicative of results of operations that may occur in the future.


                                      Three months                        Nine months
                                   ended September 30,                ended September 30,
                            -------------------------------     -------------------------------
                                 2004             2003               2004             2003
                            --------------   --------------     --------------   --------------
Total revenues               $    396,474     $    310,676       $  1,071,572     $  1,088,729

Total expenses                   (417,816)        (235,359)        (1,055,218)        (754,414)

Other income                       14,133                -             26,081                -
                            --------------   --------------     --------------   --------------

Net income (loss)            $     (7,209)    $     75,317       $     42,435     $    334,315
                            ==============   ==============     ==============   ==============

6.      PARTNERS' CAPITAL

        The Partnership initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in the Partnership's limited partnership unit of $10 per unit. The Partnership has a distribution reinvestment plan ("DRIP") whereby unit holders may elect to receive additional limited partnership units in lieu of a cash distribution. The Partnership records all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The following are the distributions declared during the nine months ended September 30, 2004.

                                           Distributions
           Declared        -------------------------------------------------
           in 2004              Total            Cash              DRIP
        ---------------    ---------------  ---------------  ---------------

        1st Quarter         $      52,414    $      27,645    $      24,769
        2nd Quarter               114,244           56,059           58,185
        3rd Quarter               249,206          133,797          115,409
                           ---------------  ---------------  ---------------
                            $     415,864    $     217,501    $     198,363
                           ===============  ===============  ===============

        In October 2004, the Partnership issued 4,505 limited partnership units valued at $45,049 to participants in the DRIP in lieu of cash distributions declared for September 2004. As of September 30, 2004, distributions payable were $96,235.

7.      RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of the assets of the Partnership.

        The following is a summary of the related party fees and compensation incurred by the Partnership during the nine months ended September 30, 2004.


                                                               Total capitalized
                                                Total             to offering       Total capitalized         Total
                                               incurred              costs            to real estate         expensed
                                            ------------------------------------------------------------------------------
Behringer Securities, commissions
  and dealer manager fees                    $  1,736,347          $  1,736,347         $          -         $          -

Behringer Advisors I, reimbursement
  of organization and offering expenses           460,034               451,574                    -                8,460

Behringer Advisors I, acquisition,
  advisory fees and expenses                      308,875                     -              308,875                    -

HPT Management LP,  property management
  and leasing fees                                 13,233                     -                    -               13,233

Behringer Advisors I, asset management
  fees                                             15,641                     -                    -               15,641
                                            --------------        --------------       --------------       --------------
    Total                                    $  2,534,130          $  2,187,921         $    308,875         $     37,334
                                            ==============        ==============       ==============       ==============

        Behringer Securities LP ("Behringer Securities"), the Partnership's affiliated dealer manager, receives commissions of up to 7.0% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1.0% of the gross proceeds of purchases made pursuant to the Partnership's distribution reinvestment plan. Behringer Securities reallows all of its commissions of up to 7.0% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the nine months ended September 30, 2004, Behringer Securities' commissions and dealer manager fees totaled $1,274,781 and $461,566, respectively and were capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet.

        Behringer Advisors I, a general partner of and advisor to the Partnership, or Behringer Advisors I's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of September 30, 2004, $2,202,717 of organization and offering expenses had been incurred by Behringer Advisors I on behalf of the Partnership, of which $515,637 had been reimbursed by the Partnership and the balance of $1,687,080 will be reimbursed at a rate of 2.5% of future equity raised. Of the $515,637 of organization and offering costs reimbursed by the Partnership as of September 30, 2004, $506,154 had been capitalized as offering costs in "Partners' capital" on the Partnership's balance sheet and $9,483 had been expensed as organizational costs. For the nine months ended September 30, 2004, $460,034 of organization and offering expenses were reimbursed by the Partnership, of which $451,574 was capitalized as offering costs in "Partners' capital" and $8,460 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to the Partnership, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., affiliates of the Partnership, based on anticipated respective equity offering sizes of those entities.

        Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3.0% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3.0% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by the Partnership for reimbursement of expenses related to making investments. During the nine months ended September 30, 2004, Behringer Advisors I acquisition and advisory fees totaled $264,750 and $44,125 reimbursement for related expenses.

        For the management and leasing of its properties, the Partnership pays HPT Management, its property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4.0% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1.0% of gross revenues plus a one-time initial leasing fee of 3.0% of gross revenues payable over the first five years of the lease term. The Partnership reimburses the costs and expenses incurred by HPT Management on the Partnership's behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of Partnership properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months ended September 30, 2004 the Partnership incurred $13,233 in property management fees payable to HPT Management.

        The Partnership pays Behringer Advisors I or its affiliates an annual advisor asset management fee of 0.5% of the aggregate asset value of the Partnership's assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2004, the Partnership incurred $15,641 of asset management fees.

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

8.      SUBSEQUENT EVENTS

        On October 19, 2004, the Partnership acquired a two-story office building containing approximately 70,660 rentable square feet on approximately
6.02 acres of land in Englewood, Colorado, a suburb of Denver ("Tucson Way"). The contract price for Tucson Way was approximately $9,100,000, excluding closing costs. The Partnership used proceeds from its public offering to pay the entire purchase price and all closing costs of the acquisition. Tucson Way is held by Behringer Harvard 7400 Tucson Way, LLC, a wholly owned subsidiary of the Partnership. As of September 30, 2004, the Partnership had $2,000,000 on deposit in escrow for the purchase of Tucson Way.

        The Partnership issued 468,340 units of limited partnership between October 1, 2004 and November 1, 2004, resulting in gross proceeds of $4,666,840 to the Partnership. Units of limited partnership outstanding as of November 1, 2004 totaled 2,547,046 units.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon the Partnership's consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Partnership's management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Partnership evaluates these estimates, including investment impairment. These estimates are based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. The Partnership's most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating its real estate related investments for impairment.

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

     PURCHASE PRICE ALLOCATION

        Upon the acquisition of real estate properties, the Partnership allocates the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets. Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, and tenant relationships.

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

        The total value of identified real estate intangible assets acquired are further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and the Partnership's overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions are based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

RESULTS OF OPERATIONS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of a property in a suburb of Minneapolis, Minnesota (the "Hopkins Property"). As a result, the Partnership's results of operations for the three and nine month periods ended September 30, 2004 are not comparable to the results of operations for the three and nine month periods ended September 30, 2003.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

        Rental revenue for the three months ended September 30, 2004 was $396,474 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from the Hopkins and Northpoint Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in rental revenue as the Partnership continues to acquire additional real estate properties.

        Property operating expenses for the three months ended September 30, 2004 were $157,499 and were comprised of operating expenses from the Hopkins and Northpoint Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property operating expenses as the Partnership continues to acquire additional real estate properties.

        Real estate taxes for the three months ended September 30, 2004 were $39,664 and were comprised of real estate taxes from the Hopkins and Northpoint Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in real estate taxes as the Partnership continues to acquire additional real estate properties.

        Property and asset management fees for the three months ended September 30, 2004 were $21,724 and were comprised of property and asset management fees from the Hopkins and Northpoint Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property and asset management fees as the Partnership continues to acquire additional real estate properties.

        General and administrative expenses for the three months ended September 30, 2004 were $103,423 and were comprised of general and administrative expenses from the Hopkins and Northpoint Properties and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the three months ended September 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. Management believes there will be future increases in general and administrative expenses as the Partnership continues to acquire additional real estate properties and add limited partners.

        Depreciation and amortization expense for the three months ended September 30, 2004 was $95,506 and was comprised of depreciation and amortization of the Hopkins and Northpoint Properties. During the three months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in depreciation and amortization expense as the Partnership continues to acquire additional real estate properties.

        Other income for the three months ended September 30, 2004 was $14,133 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the three months ended September 30, 2003, the Partnership had lower cash balances on deposit with banks.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

        Rental revenue for the nine months ended September 30, 2004 was $526,279 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from the Hopkins and Northpoint Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in rental revenue as the Partnership continues to acquire additional real estate properties.

        Property operating expenses for the nine months ended September 30, 2004 were $174,344 and were comprised of operating expenses from the Hopkins and Northpoint Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property operating expenses as the Partnership continues to acquire additional real estate properties.

        Real estate taxes for the nine months ended September 30, 2004 were $65,050 and were comprised of real estate taxes from the Hopkins and Northpoint Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in real estate taxes as the Partnership continues to acquire additional real estate properties.

        Property and asset management fees for the nine months ended September 30, 2004 were $28,874 and were comprised of property and asset management fees from the Hopkins and Northpoint Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in property and asset management fees as the Partnership continues to acquire additional real estate properties.

        General and administrative expenses for the nine months ended September 30, 2004 were $217,282 and were comprised of general and administrative expenses from the Hopkins and Northpoint Properties and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the nine months ended September 30, 2003, the Partnership did not own any real estate and there was a lack of corporate activity. Management believes there will be future increases in general and administrative expenses as the Partnership continues to acquire additional real estate properties and add limited partners.

        Depreciation and amortization expense for the nine months ended September 30, 2004 was $126,668 and was comprised of depreciation and amortization of the Hopkins and Northpoint Properties. During the nine months ended September 30, 2003, the Partnership did not own any real estate. Management believes there will be future increases in depreciation and amortization expense as the Partnership continues to acquire additional real estate properties.

        Other income for the nine months ended September 30, 2004 was $26,081 and was comprised primarily of interest income associated with funds on deposit with banks. As the Partnership admits new unit holders, subscription proceeds are released to the Partnership from escrow and may be utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. During the nine months ended September 30, 2003, the Partnership had lower cash balances on deposit with banks.

CASH FLOW ANALYSIS

        The Partnership commenced active operations when it made its first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, the Partnership's cash flows for the nine months ended September 30, 2004 are not comparable to the cash flows for the nine months ended September 30, 2003.

        Cash flows from operating activities for the nine months ended September 30, 2004 were $94,988 and were primarily comprised of the net loss of ($59,858) adjusted for depreciation and amortization of $115,362 and changes in working capital accounts of $39,484. There were no cash flows from operating activities for the nine months ended September 30, 2003 due to the lack of real estate investments and corporate activity.

        Cash flows from investing activities for the nine months ended September 30, 2004 were $(10,916,926) and were comprised of the Partnership's acquisitions of the Hopkins Property and the Northpoint Property and an escrow deposit for the Tucson Way property acquired October 19, 2004. During the nine months ended September 30, 2003, the Partnership had not purchased any real estate investments.

        Cash flows from financing activities for the nine months ended September 30, 2004 were $16,026,953 and were comprised primarily of funds received from the issuance of limited partnership units. During the nine months ended September 30, 2003, the Partnership had not accepted any subscriptions for limited partnership units.

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

        The Partnership expects to meet its future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that the Partnership's properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from sales of securities. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, the Partnership may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

ITEM 4.         CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of its chief executive officer and chief financial officer, the effectiveness of the Partnership's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the chief executive officer and chief financial officer of Behringer Advisors I have concluded that the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

        No events occurred during the quarter covered by this report that would require a response to this item.


ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        As of September 30, 2004, the Partnership had sold 2,078,706 of limited partnership units pursuant to the Offering for gross proceeds of $20,754,477.

        Through September 30, 2004, the Partnership incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                    TYPE OF EXPENSE                       AMOUNT
        ----------------------------------------   ---------------------

        Other expenses to affiliates                $         2,454,594
        Other expenses to non-affiliates                          8,604
                                                   ---------------------

        Total expenses                              $         2,463,198
                                                   =====================

        The net offering proceeds to the Partnership, after deducting the total expenses incurred and described above, are $18,291,279.

        Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities LP, an affiliate of the Partnership, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        Through September 30, 2004, the Partnership had used $8,916,926 of such net offering proceeds to purchase the Hopkins Property and the Northpoint Property. Of the amount used for the purchase of the Hopkins Property and the Northpoint Property, $308,875 was paid to Behringer Advisors I, an affiliate of the Partnership, as acquisition and advisory fees and acquisition expense reimbursement.

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

ITEM 6.         EXHIBITS.

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



                                        Behringer Harvard Mid-Term
                                        Value Enhancement Fund I LP


                                        By:     Behringer Harvard Advisors I LP
                                                Co-General Partner




        Dated:  November 15, 2004       By:     /s/ Gary S. Bresky
                                                --------------------------------
                                                Gary S. Bresky
                                                Chief Financial Officer and
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