Form 10-K
period 2004-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2005-03-31
CIK 1179352

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) was $10,825,570 and as of December 31, 2004 was $31,581,950, assuming a market value of $10 per unit of limited partnership interest.

While there is no established market for the Registrant's units of limited partnership interest, the Registrant sold units pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 until the termination of the offering on February 19, 2005 at a price of $10 per unit.

As of March 16, 2005, the Registrant had 4,430,702 units of limited partnership interest outstanding.

================================================================================

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

                                                                            PAGE

ITEM 1.   BUSINESS.............................................................4

ITEM 2.   PROPERTIES..........................................................13

ITEM 3.   LEGAL PROCEEDINGS...................................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............. ...14

ITEM 6.   SELECTED FINANCIAL DATA.............................................17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................17

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........21

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................21

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................21

ITEM 9A.  CONTROLS AND PROCEDURES.............................................21

ITEM 9B.  OTHER INFORMATION...................................................21


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................22

ITEM 11.  EXECUTIVE COMPENSATION..............................................25

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................26

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................26

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES..............................28


                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..........................29


SIGNATURES....................................................................30

                           FORWARD-LOOKING STATEMENTS

        This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the "Partnership," "we," "us," or "our") and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as "may," "will," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "could," "should" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

        Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management's view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission as well as the following selected risks and uncertainties that could cause our actual results to differ from those presented in our forward looking statements:

RISKS RELATED TO INVESTMENTS IN REAL ESTATE

        o Our operating results may be affected by economic and regulatory changes that have an adverse impact on the real estate market in general.
        o Lease terminations could reduce the amount of revenue we receive from tenants.
        o We may be unable to sell a property if or when we decide to do so.
        o We may be subject to uninsured losses relating to real property or excessively expensive premiums for insurance coverage.
        o Properties that we purchase may be subject to development and construction delays and resultant increased costs and risks.
        o Competition with third parties in acquiring properties and other investments may reduce our profitability.
        o A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.
        o If we set aside insufficient working capital reserves, we may be required to defer necessary property improvements.
        o The costs of compliance with environmental laws and other governmental laws and regulations could be significant.
        o If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

RISKS RELATED TO CONFLICTS OF INTEREST

        o Our general partners will face conflicts of interest relating to the purchase and leasing of properties.
        o Actions by a co-venturer, co-tenant or partner might have the result of subjecting a property to additional liabilities.
        o Our general partners and certain of our key personnel will face competing demands relating to their time.

OTHER OPERATIONAL RISKS

        o Adverse economic conditions would materially affect our returns and profitability.
        o We may have to make expedited decisions on whether to invest in certain properties, including prior to receipt of detailed information on the property.
        o If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.
        o Gains and distributions upon resale of our properties are uncertain.
        o We could be characterized as a publicly traded partnership, which could have an adverse tax effect.
        o Unrelated business taxable income, or UBTI, may be generated with respect to tax-exempt investors.

                                     PART I

ITEM 1.   BUSINESS.

FORMATION

        We are a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors I LP ("Behringer Advisors I") and Robert M. Behringer (collectively the "General Partners"). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005 ("the Offering"). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering. We intend to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

        Our partnership agreement (the "Partnership Agreement") provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

        On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment plan.

        As of December 31, 2004, we had accepted subscriptions for 3,158,195 limited partnership units. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

        We were in the development stage through March 11, 2004. On March 12, 2004, we commenced operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota.

INVESTMENT OBJECTIVES AND CRITERIA

        Our objective is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction. Our investment objectives are:

        o to preserve, protect and return investor's capital contributions;
        o       to maximize cash distributions paid to investors;
        o to realize growth in the value of our properties upon the ultimate sale of such properties; and
        o within eight years after termination of the Offering on February 19, 2005, either (i) to make an orderly disposition of the properties and distribute the cash to the investors or (ii) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

        We cannot assure investors that we will attain these objectives or that our capital will not decrease. We may not change our investment objectives except with the approval of limited partners holding a majority of our units (without regard to units owned or controlled by our General Partners). In the event that the holders of a majority of our units approve a merger or consolidation with another partnership or corporation, in lieu of our liquidation, limited partners who dissent from any such merger or consolidation will be entitled to receive cash for their units based on the appraised value of our net assets.

        Our General Partners make all decisions relating to the purchase or sale of our properties.

ACQUISITION AND INVESTMENT POLICIES

        We invest in institutional quality office and other commercial properties. These are properties that generally have premier business addresses in especially desirable locations with limited potential for new development or other barriers to entry. Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants. We intend to hold our properties for five to eight years from the termination of the Offering on February 19, 2005, which our General Partners believe is the optimal period to enable us to capitalize on the potential for increased income and capital appreciation of our properties. However, economic or market conditions may influence us to hold our investments for different periods of time. Also, it is our General Partners' belief that targeting this type of property for investment will enhance our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public real estate investment trusts ("REITs") and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which we invest. Our General Partners also believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

        Although our investments to date have been strictly institutional quality office properties, we are not limited to such investments. We may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so. For example, we may invest in commercial properties adjacent to properties we already own or we may acquire mixed-use properties that otherwise meet our investment criteria. In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market. We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels. We will not, however, be actively engaged in the business of operating hotels, motels or similar properties.

        We will continue to seek to invest in properties that will satisfy our objective of providing distributions of current cash flow to our limited partners. However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, our General Partners anticipate that the majority of properties we acquire will have the potential for both capital appreciation and distributions of current cash flow to investors. To the extent feasible, we will invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of maximizing net cash from operations, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

        We will not invest more than the lesser of 25% of the gross offering proceeds available for investment or 10% of our aggregate asset value in non-income producing properties. If a property is expected to produce income within two years of its acquisition, we will not consider it a non-income producing property. In addition, we will not acquire any property in exchange for units.

        Our investment in real estate generally will continue to take the form of holding fee title or a long-term leasehold estate, either directly or indirectly through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons. In addition, we may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease" so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and our income therefrom could be treated as portfolio income, rather than passive income.

        We intend to continue to invest in properties located in central business districts of major metropolitan cities and selected suburban markets with identified barriers to entry. Although we are not limited as to the geographic area where we may conduct our operations, we intend to continue to invest in properties located in the United States.

        An affiliate of our General Partners has developed and uses proprietary modeling tools that our General Partners believe will help them to identify favorable property acquisitions, enable them to forecast growth and make predictions at the time of the acquisition of a property as to optimal portfolio blend, disposition timing and sales price. Using these tools in concert with our overall strategies, including individual market monitoring and ongoing analysis of macro- and micro-regional economic cycles, we expect to be better able to identify favorable acquisition targets, increase current returns and resultant current distributions to investors and maintain higher relative portfolio property values, and execute timely dispositions at appropriate sales prices to enhance capital gains distributable to our investors.

        In making investment decisions for us, our General Partners consider relevant real estate property and financial factors, including the location of the property, its suitability for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and its liquidity and income tax considerations. Our General Partners have substantial discretion with respect to the selection of our specific investments.

        We will continue to obtain independent appraisals for each property in which we invest. However, we will rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property. It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value. Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

        Our obligation to purchase any property will generally be conditioned upon the delivery and verification of certain documents from the seller or developer, including, where appropriate:

        o       plans and specifications;
        o       environmental reports;
        o       surveys;
        o evidence of marketable title subject to such liens and encumbrances as are acceptable to our General Partners;
        o audited financial statements covering recent operations of properties having operating histories; and

        o       title and liability insurance policies.

        We may also enter into arrangements with the seller or developer of a property whereby the seller or developer agrees that, if during a stated period the property does not generate a specified cash flow, the seller or developer will pay in cash to us a sum necessary to reach the specified cash flow level, subject in some cases to negotiated dollar limitations.

        In determining whether to purchase a particular property, we may, in accordance with customary practices, obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and is normally credited against the purchase price if the property is purchased.

        In purchasing, leasing and developing real properties, we will be subject to risks generally incident to the ownership of real estate, including:

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

        We and our performance are subject to the additional risks listed in the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission. Some of these risks are listed in the "Forward-looking statements" section of this Annual Report.

ACQUISITION OF PROPERTIES FROM BEHRINGER DEVELOPMENT

        We may acquire properties, directly or through joint ventures, with affiliated entities, including (i) Behringer Development Company LP ("Behringer Development"), an indirect wholly owned subsidiary of Behringer Harvard Holdings, LLC ("Behringer Holdings") and (ii) BHD, LLC, which is a wholly owned subsidiary of Behringer Holdings. Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

        We may purchase or acquire a property from Behringer Development or any of our affiliates only if:

        o Behringer Development temporarily enters into a contract relating to an investment property to be assigned to us or purchases an investment property in its own name and temporarily holds title to the property in order to facilitate our acquisition of the property, the completion of construction of the property or for any other purpose related to our business.
        o The purchase price that we pay to Behringer Development for the property will not exceed the cost to Behringer Development of the acquisition, construction and development of the project, including interest and other carrying costs to Behringer Development.
        o All profits and losses during the period any such property is held by Behringer Development will accrue to us, and no other benefit will accrue to Behringer Development or its affiliates from the sale of such property except for acquisition and advisory fees payable to our General Partners or their affiliates.
        o Behringer Development has not held title to the property for more than twelve months prior to the beginning of the offering.

Except as described above, we will not contract with Behringer Development or any of its affiliates to develop or construct our properties.

        Our General Partners will not cause us to enter into a contract to acquire property from Behringer Development if they do not reasonably anticipate that funds will be available to purchase the property at the time of closing. If we enter into a contract to acquire property from Behringer Development and, at the time for closing, are unable to purchase the property because we do not have sufficient net proceeds available for investment, we will not be required to close the purchase of the property and will be entitled to a refund of our earnest money deposit from Behringer Development. Because Behringer Development is an entity without substantial assets or operations, Behringer Development's obligation to refund our earnest money deposit will be guaranteed by HPT Management Services LP ("HPT Management"), our property manager, which will enter into contracts to provide property management and leasing services to various Behringer Harvard programs, including us, for substantial monthly fees. As of the time HPT Management may be required to perform under any guaranty, we cannot assure you that HPT Management will have sufficient assets to refund all of our earnest money deposit in a lump sum payment. In such a case, we would be required to accept installment payments over time payable out of the revenues of HPT Management's operations. We cannot assure you that we would be able to collect the entire amount of our earnest money deposit under such circumstances.

JOINT VENTURE AND CO-TENANCY INVESTMENTS

        We may enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets. In this connection, we will likely enter into joint ventures with Behringer Harvard REIT I, Inc. or other Behringer Harvard programs. Our General Partners also have the authority to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies. In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments. For more information on these criteria, see "Business - Acquisition and Investment Policies" and "Business - Conflicts of Interest."

        We may enter into a partnership, joint venture or co-tenancy with unrelated parties if:

        o the management of such partnership, joint venture or co-tenancy is under our control in that we or one of our affiliates possess the power to direct or to cause the direction of the management and policies of any such partnership, joint venture or co-tenancy;
        o we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;
        o the joint ownership, partnership or co-tenancy agreement does not authorize or require us to do anything as a partner, joint venturer or co-tenant with respect to the property that we or our General Partners could not do directly under our partnership agreement; and
        o our General Partners and their affiliates are prohibited from receiving any compensation, fees or expenses that are not permitted to be paid under our partnership agreement.

        In the event that any such co-ownership arrangement contains a provision giving each party a right of first refusal to purchase the other party's interest, we may not have sufficient capital to finance the buy-out.

        We may enter into joint ventures with other Behringer Harvard programs for the acquisition of properties, but we may only do so provided that:

        o each such program has substantially identical investment objectives as ours with respect to the property held in the partnership or joint venture;
        o we, as a result of such joint ownership of a property, are not charged, directly or indirectly, more than once for the same services;

        o the compensation payable to our General Partners and their affiliates is substantially identical in each program;
        o we will have a right of first refusal to buy if such co-venturer elects to sell its interest in the property held by the joint venture; and
        o the investments by us and such other program are on substantially the same terms and conditions.

        In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal. In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property. Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest. See "Business - Conflicts of Interest."

        We expect that from time to time our General Partners will be presented with an opportunity to purchase all or a portion of a mixed-use property. In such instances, it is possible that our General Partners would work in concert with other Behringer Harvard programs to apportion the assets within the property among us and the other Behringer Harvard programs in accordance with the investment objectives of the various programs. After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard programs or joint ventures comprised of Behringer Harvard programs. The negotiation of how to divide the property among the various Behringer Harvard programs will not be arm's-length and conflicts of interest will arise in the process. It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard programs to allocate portions of such mixed-use property, we may be required to purchase a property that our General Partners would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our General Partners consider desirable. Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm's-length transaction with an unaffiliated third party.

BORROWING POLICIES

        We will not borrow money to acquire any of our properties. However, in order to give our General Partners flexibility in our management, our partnership agreement authorizes us to borrow funds for the following limited purposes:

        o for partnership operating purposes in the event of unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets;
        o in order to finance improvement of properties when our General Partners deem such improvements to be necessary or appropriate to protect the capital previously invested in the properties;
        o       to protect the value of our investment in a particular property;
                and
        o       to make a particular property more attractive for sale or lease.

        We may not borrow funds for any other purpose. Further, the aggregate amount of partnership borrowings at any given time may not exceed amounts permissible under North American Securities Administrators Association ("NASAA") Guidelines.

        Our General Partners have also represented that they will not cause us to incur indebtedness unless we first obtain an opinion of counsel or an opinion from our tax accountants that the indebtedness to be obtained more likely than not will not cause our income to be characterized by the Internal Revenue Service as Unrelated Business Taxable Income ("UBTI") as defined in Section 512 of the Internal Revenue Code. You should be aware, however, that any such opinion would be based upon various representations and assumptions, and would have no binding effect on the Internal Revenue Service or any court. Accordingly, no assurance can be given that the conclusions reached in any such opinion, if contested, would be sustained by a court, or that any such indebtedness to be obtained by us in the future would not cause the income allocated to limited partners that are tax-exempt entities to be taxed as UBTI.

        We may borrow funds from our General Partners or their affiliates for the purposes listed above only if the following qualifications are met:

        o any such borrowing cannot constitute a "financing" as that term is defined under the NASAA Guidelines, I.E., indebtedness encumbering partnership properties or incurred by the partnership, the principal amount of which is scheduled to be paid over a period of not less than 48 months, and not more than 50% of the principal amount of which is scheduled to be paid during the first 24 months;
        o interest and other financing charges or fees must not exceed the amounts that would be charged by unrelated lending institutions on comparable financing for the same purpose in the same locality as our principal place of business; and
        o       no prepayment charge or penalty shall be required.

CONFLICTS OF INTEREST

        We are subject to various conflicts of interest arising out of our relationship with our General Partners and their affiliates, including conflicts related to the arrangements pursuant to which our General Partners and their affiliates will be compensated by us. All of our agreements and arrangements with our General Partners and their affiliates, including those relating to compensation, are not the result of arm's-length negotiations. Some of the conflicts of interest in our transactions with our General Partners and their affiliates are described below.

        Our General Partners are Robert M. Behringer and Behringer Advisors I. Robert M. Behringer owns a controlling interest in Behringer Harvard Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, HPT Management, our property manager, and Behringer Securities LP, ("Behringer Securities"), our dealer manager. Messrs. Behringer, Gerald J. Reihsen, III, Gary S. Bresky and M. Jason Mattox are each the executive officers of Harvard Property Trust, LLC, the sole General Partner of Behringer Advisors I and Behringer Securities, HPT Management and Behringer Securities. In addition, Mr. Robert S. Aisner is an executive officer of Harvard Property Trust, LLC and an executive officer and a director of Behringer Harvard REIT I, Inc., an affiliated entity.

        Our General Partners will be advised by our advisory board. Although the members of the advisory board are not permitted to serve as a General Partner, officer or employee of ours, Behringer Advisors I, our affiliates or affiliates of Behringer Advisors I, members of our advisory board may purchase or own securities of, or have other business relations with, such parties. One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer. All of such programs have been liquidated. Another member of our advisory board, Mr. Patrick
M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner, is expected to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters. Mr. Arnold also owns a nominal interest in Behringer Holdings. Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest. Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm's-length negotiations but through the exercise of our General Partners' judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies. For a description of some of the risks related to these conflicts of interest, see the "Risk Factors" section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

     INTERESTS IN OTHER REAL ESTATE PROGRAMS

        Our General Partners and their affiliates are General Partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As General Partners, they may have contingent liability for the obligations of programs structured as partnerships as well as those of ours, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

        In the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our General Partners, for both us and one or more other Behringer Harvard programs, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. It shall be the duty of our General Partners to ensure that this method is applied fairly to us. In determining whether or not an investment opportunity is suitable for more than one program, our General Partners shall examine, among others, the following factors:

        o the anticipated cash flow of the property to be acquired and the cash requirements of each program;
        o the effect of the acquisition both on diversification of each program's investment by type of property and geographic area and on diversification of the tenants of such properties;
        o       the income tax effects of the purchase on each such entity;
        o       the size of the investment;
        o the amount of funds available to each program and the length of time such funds have been available for investment; and
        o in the case of Behringer Harvard REIT I, Inc. and Behringer Harvard Short-Term Opportunity Fund I LP, the potential effect of leverage on such investment.

        Robert M. Behringer and his affiliates have sponsored other privately offered real estate programs with substantially similar investment objectives as ours, and which are still operating and may acquire additional properties in the future. Conflicts of interest may arise between these entities and us.

        Our General Partners or their affiliates may acquire, for their own account or for private placement, properties that they deem not suitable for purchase by us, whether because of the greater degree of risk, the complexity of structuring inherent in such transactions, financing considerations or for other reasons, including properties with potential for attractive investment returns.

     OTHER ACTIVITIES OF OUR GENERAL PARTNERS AND THEIR AFFILIATES

        We rely on our General Partners and their affiliates for the day-to-day operation of our business. As a result of their interests in other Behringer Harvard programs and the fact that they have also engaged and will continue to engage in other business activities, our General Partners and their affiliates will have conflicts of interest in allocating their time between us and other Behringer Harvard programs and other activities in which they are involved. In addition, our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners must devote to us. However, our General Partners believe that they and their affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer Harvard programs and other ventures in which they are involved.

        We will not purchase or lease any property in which the General Partners or any of their affiliates have an interest; provided, however, that our General Partners or any of their affiliates may temporarily enter into contracts relating to investment in properties to be assigned to us prior to closing or may purchase property in their own name and temporarily hold title for us, provided that such property is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to our General Partners or their affiliates. Further, our General Partners or such affiliates may not have held title to any such property on our behalf for more than twelve months prior to the commencement of this offering; our General Partners or their affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by our General Partners or their affiliates will accrue to us. In no event may we:

        o sell or lease real property to our General Partners or any of their affiliates, except under limited circumstances permissible in the NASAA Guidelines;
        o acquire property from any other program in which our General Partners have an interest;
        o       make loans to our General Partners or any of their affiliates;
                or

        o enter into agreements with our General Partners or their affiliates for the provision of insurance covering us or any of our properties, except under the limited circumstances permissible in the NASAA Guidelines.

     COMPETITION IN ACQUIRING PROPERTIES

        Conflicts of interest will exist to the extent that we may acquire properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located. In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time. Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances. Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

     AFFILIATED PROPERTY MANAGER

        We anticipate that properties we acquire will be managed and leased by HPT Management, our affiliated property manager. Our agreement with HPT Management has a three-year term ending in February 2006, which we can terminate only in the event of gross negligence or willful misconduct on the part of HPT Management. We expect HPT Management to also serve as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

     GUIDELINES AND LIMITS IMPOSED BY OUR PARTNERSHIP AGREEMENT

        The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, and our General Partners believe the amounts to be paid thereunder to be reasonable and customary under the circumstances. In an effort to establish standards for minimizing and resolving these potential conflicts, our General Partners have agreed to the guidelines and limitations set forth in our partnership agreement. Among other things, these provisions:

        o set forth the specific conditions under which we may own or lease property jointly or in a partnership with an affiliate of the General Partners;
        o prohibit us from purchasing or leasing an investment property from our General Partners or their affiliates except under certain limited circumstances;
        o prohibit loans by us to our General Partners or their affiliates;
        o prohibit the commingling of partnership funds (except in the case of making capital contributions to joint ventures and to the limited extent permissible under the NASAA Guidelines); and
        o with certain exceptions, prohibit our General Partners from merging or consolidating us with another partnership or a corporation or converting us to a corporation unless the transaction complies with certain terms and conditions including first obtaining a majority vote of our limited partners.

        In addition, as described below, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other Behringer Harvard programs and will use their best efforts to assure that we will be treated at least as favorably as any other Behringer Harvard program.

COMPETITION

        We may experience competition for tenants from owners and managers of similar projects, which may include our affiliates. We will experience competition in the acquisition of real estate from similar companies with access to greater resources than those available to us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

EMPLOYEES

        We have no direct employees. The employees of Behringer Advisors I and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, asset management, wholesale brokerage and investor relations.

        We are dependent on our affiliates for services that are essential to us, including the sale of our limited partnership units, asset acquisition decisions, property management and other general and administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

AVAILABLE INFORMATION

        We electronically file an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission ("SEC"). Copies of our filings with the SEC may be obtained from our web site at http://www.bhfunds.com or at the SEC's web site, at http://www.sec.gov. Access to these filings is free of charge.

ITEM 2.   PROPERTIES.

        On March 12, 2004, we acquired a one-story office building containing approximately 29,660 rentable square feet, located on approximately 2.5 acres of land (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis. The purchase price of the Hopkins Property was approximately $3,100,000. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

        On June 28, 2004, we acquired a two-story office building containing approximately 79,049 rentable square feet, located on approximately 5.1 acres of land (the "Northpoint Property"). The Northpoint Property is located in Dallas, Texas. The purchase price of the Northpoint Property was approximately $5,800,000. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

        On October 19, 2004, we acquired a two-story office building containing approximately 70,660 rentable square feet on approximately 6.02 acres of land in Englewood, Colorado, a suburb of Denver ("Tucson Way"). The purchase price for Tucson Way was approximately $9,300,000. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

ITEM 3.   LEGAL PROCEEDINGS.

        None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        There is no established trading market for our limited partnership units, and we do not expect that one will develop. This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner. It also makes it necessary for us to estimate the value of our limited partnership units. As of March 31, 2005, we estimate the per unit value of our limited partnership units to be $10. We base this valuation on the fact that, as of December 31, 2004, we were selling our limited partnership units to the public at a price of $10 per unit.

        For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10 and no valuation or appraisal of our units will be performed. Thereafter, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act ("ERISA"). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift, or otherwise) valuation purpose as an indicator of the fair value of the units.

UNIT REDEMPTION PROGRAM

        The Partnership Agreement includes a unit redemption program. Limited partners who have held their units for a least one year may receive the benefit of limited liquidity by presenting for redemption all or a portion of their units to us at any time in accordance with the procedures described below. At that time, we may, subject to the conditions and limitations below, redeem the units presented for redemption for cash to the extent that sufficient funds from operations are available to fund such redemption. The purchase price for the redeemed units for the period beginning after a limited partner has held the units for a period of one year and ending after the first three full fiscal years following termination of the Offering, which occurred on February 19, 2005, will generally be the lesser of (1) $9 per unit; provided, however, that if we have sold property and have made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the per unit redemption price will be 90% of the difference between the offering price of units in our most recent offering and the amount of net sale proceeds per unit distributed to investors prior to the redemption date as a result of the sale of such property; or (2) the price the limited partner actually paid for the units. Thereafter, the purchase price will be the lesser of (1) 90% of the fair value per unit, or (2) the price the limited partner actually paid for the units. The fair value utilized for purposes of establishing the purchase price per unit will be the estimated value of units determined annually for ERISA purposes. The fair value will be based on annual appraisals of our properties performed by the General Partners and not by an independent appraiser. The General Partners will, however, obtain annually an opinion of an independent third party that their estimate of the fair value of each unit for such year is reasonable and was prepared in accordance with appropriate methods for valuing real estate. The General Partners reserve the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the unit redemption program. In addition, for redemptions of units upon the death of a limited partner or upon the permanent disability of a limited partner or such limited partner's need for long-term care, the purchase price for units until after the first three full fiscal years following termination of the Offering will be equal to the price the limited partner actually paid for the units; provided, however, that if we have sold property and have made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the per unit redemption price will be 90% of the difference between the offering price of units in our most recent offering and the amount of net sale proceeds per unit distributed to investors prior to the redemption date as a result of the sale of such property. Thereafter, the purchase price will be the fair value of the units as determined by estimated unit valuations. Under the terms of the plan, during any calendar year we will not redeem in excess of 5% of the weighted average number of units outstanding during the prior calendar year. In addition, the General Partners will determine whether we have sufficient cash from operations to repurchase units, and such purchases will generally be limited to 1% of operating cash flow for the previous fiscal year plus proceeds of our distribution reinvestment and automatic purchase plan.

        We will cancel the units we purchase under the unit redemption program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our partnership agreement. As of December 31, 2004, we had not repurchased any units under the unit redemption program.

HOLDERS

        As of March 16, 2005, we had 4,430,702 limited partnership units outstanding that were held by a total of approximately 1,361 limited partners.

DISTRIBUTIONS

        The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. However, the Partnership Agreement generally requires cash distributions at least as often as quarterly. It is our intention to declare and pay distributions on a monthly basis. The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results. The following table shows the distributions declared in the year ended December 31, 2004.

                                                                Distributions
                      Declared          ----------------------------------------------------------
                      in 2004                  Total                 Cash               DRIP
                ---------------------   -------------------    ----------------   ----------------
                1st Quarter              $          52,414      $       27,645     $       24,769
                2nd Quarter                        114,244              56,059             58,185
                3rd Quarter                        249,206             133,797            115,409
                4th Quarter                        403,950             206,634            197,316
                                        -------------------    ----------------   ----------------
                                         $         819,814      $      424,135     $      395,679
                                        ===================    ================   ================

        There were no distributions declared or paid during the year ended December 31, 2003.

        There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations. Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

RECENT SALES OF UNREGISTERED SECURITIES

        We issued ten units of our limited partnership interest to our initial limited partner at a price of $10 per unit in conjunction with our organization in 2002. These units were not registered under the Securities Act of 1933, as amended, and were issued in reliance on Rule 4(2) of the Securities Act.

USE OF PROCEEDS FROM REGISTERED SECURITIES

        As of December 31, 2004, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

        o 3,126,173 limited partnership units on a best efforts basis for $31,205,892; and

        o 32,022 limited partnership units pursuant to our distribution reinvestment plan for $320,029.

        The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of December 31, 2004 were 3,158,195 limited partnership units for $31,525,921. The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.

        From the commencement of the Offering through December 31, 2004, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

                     TYPE OF EXPENSE                       AMOUNT
        ------------------------------------------    -----------------
        Other expenses to affiliates*                  $     3,718,243
        Other expenses to non-affiliates                         8,604
                                                      -----------------

        Total expenses                                 $     3,726,847
                                                      =================

-----------------------
*Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

        The net offering proceeds to us, after deducting the total expenses incurred and described above, were $27,799,074.

        From commencement of the Offering through December 31, 2004, we had used $18,247,941 of such net offering proceeds to purchase real estate. Of the amount used for the purchase of this real estate, $627,375 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

ITEM 6.   SELECTED FINANCIAL DATA.

        We were organized on September 20, 2002, and did not commence operations until March 2004 when we made our first real estate investment. Accordingly, the following selected financial data for the year ended December 31, 2004 is not comparable to the year ended December 31, 2003 or the period from inception (September 20, 2002) through December 31, 2002. The following data should be read in conjunction with our financial statements and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below has been derived from our financial statements.


                                                                                  FROM INCEPTION
                                           YEAR                  YEAR           (SEPTEMBER 20, 2002)
                                          ENDED                  ENDED                THROUGH
                                     DECEMBER 31, 2004     DECEMBER 31, 2003     DECEMEBER 31, 2002
                                    -------------------   -------------------   --------------------
Total assets                         $      29,513,601     $       2,092,836     $              600
                                    ===================   ===================   ====================

Total liabilities                    $       2,612,024     $         236,989                      -
Partners' capital                           26,901,577             1,855,847                    600
                                    -------------------   -------------------   --------------------
Total liabilities and partners'
  capital                            $      29,513,601     $      22,092,836                    600
                                    ===================   ===================   ====================

Revenue                              $       1,183,349     $               -                      -
Expenses                                    (1,217,227)             (103,724)                     -
Other income                                    44,913                    84                      -
                                    -------------------   -------------------   --------------------
Net income (loss)                    $          11,035     $        (103,640)                     -
                                    ===================   ===================   ====================

Net income (loss) per limited
  partnership unit                   $            0.01     $          (20.73)    $                -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we will evaluate these estimates. These estimates will be based on management's historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair value in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, and tenant relationships.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by us as intangible assets and liabilities and amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.

     INVESTMENT IMPAIRMENTS

        For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the years ending December 31, 2004 and 2003, we did not recognize an impairment loss.

OVERVIEW

        We are organized as a Texas limited partnership formed primarily to invest in and operate institutional quality office and other commercial properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction.

        We purchased our first property on March 12, 2004 and added two additional properties during 2004. Our properties are located in Minnesota, Texas and Colorado. These properties combined contain approximately 179,369 of rentable square feet.

RESULTS OF OPERATIONS

        We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We also acquired the Northpoint Property and Tucson Way during 2004. As a result, our results of operations for the year ended December 31, 2004 are not comparable to the results of operations for the year ended December 31, 2003.

FISCAL YEAR ENDED DECEMBER 31, 2004 AS COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2003

        REVENUE. Rental revenue for the year ended December 31, 2004 was $1,183,349 and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases, from the Hopkins Property, Northpoint Property and Tucson Way. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in rental revenue as we continue to acquire additional real estate properties.

        PROPERTY OPERATING EXPENSE. Property operating expenses for the year ended December 31, 2004 were $385,012 and were comprised of operating expenses from the Hopkins Property, Northpoint Property and Tucson Way. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in property operating expenses as we continue to acquire additional real estate properties.

        REAL ESTATE TAXES. Real estate taxes for the year ended December 31, 2004 were $137,728 and were comprised of real estate taxes from the Hopkins Property, Northpoint Property and Tucson Way. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

        PROPERTY AND ASSET MANAGEMENT FEES. Property and asset management fees for the year ended December 31, 2004 were $71,166 and were comprised of property management and asset management fees from the Hopkins Property, Northpoint Property and Tucson Way. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in property management and asset management fees as we continue to acquire additional real estate properties.

        G&A EXPENSE. General and administrative expenses for the year ended December 31, 2004 were $313,821 and were comprised of general and administrative expenses from the Hopkins Property, Northpoint Property and Tucson Way and corporate general and administrative expenses, including directors' and officers' insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the year ended December 31, 2003, general and administrative expenses were $103,724. The lower amount in 2003 is a result of being in the development stage during 2003. We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property.

        DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the year ended December 31, 2004 was $309,500 and was comprised of depreciation and amortization of the Hopkins Property, Northpoint Property and Tucson Way. During the year ended December 31, 2003, we did not own any real estate. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

        INTEREST INCOME. Interest income for the year ended December 31, 2004 was $44,913 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds are held in short-term liquid investments and earn interest income. For the year ended December 31, 2003, we had interest income of $84. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

FISCAL YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE PERIOD OF SEPTEMBER 20, 2002 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2002

        As of December 31, 2003 we had not yet commenced operations. Although we received and accepted subscriptions for a minimum of $2,000,000 on December 22, 2003, there were no real estate acquisitions in 2003. Our first real estate acquisition occurred with the purchase of the Hopkins Property on March 12, 2004. See "Properties."

        Results of operations for the year ended December 31, 2003 consisted primarily of the following:

        G&A EXPENSE. General and administrative expense of $103,724 includes a full year of corporate overhead and administrative start-up expenses.

        INTEREST INCOME. Interest income of $84 includes interest income on funds held by us from the date we first accepted subscriptions, December 22, 2003, through December 31, 2003.

        There were no start-up expenses or interest income on funds held by us in 2002.

CASH FLOW ANALYSIS

        We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, our cash flows for the year ended December 31, 2004 are not comparable to the cash flows for the year ended December 31, 2003.

        Cash provided by operating activities for the year ended December 31, 2004 was $547,352 and was primarily comprised of the net income of $11,035 adjusted for depreciation and amortization of $301,901 and changes in working capital accounts of $234,416. Cash used in operations for the year ended December 31, 2003 of $58,894 was comprised primarily of the net loss of $103,640, partially offset by changes in working capital accounts of $44,746.

        Cash used in investing activities for the year ended December 31, 2004 was $18,462,630 and was comprised of our acquisitions of the Hopkins Property, Northpoint Property and Tucson Way. There were no cash flows from investing activities for the year ended December 31, 2003.

        Cash provided by financing activities for the years ended December 31, 2004 and 2003 was $25,126,743 and $2,044,408, respectively. The increase is due to the additional number of partnership units issued during the year ended December 31, 2004 versus the year ended December 31, 2003, partially offset by distributions in 2004 of $346,371.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents were $9,197,579 and $1,986,114 at December 31, 2004 and 2003, respectively. In March 2004, we acquired the Hopkins Property in Hopkins, Minnesota for a purchase price of approximately $3,100,000. In June 2004 we acquired the Northpoint Property, located in Dallas, Texas for a purchase price of approximately $5,800,000. In October, 2004 we acquired Tucson Way located in Englewood, Colorado for a purchase price of approximately $9,300,000. On March 11, 2005, we acquired the 2800 Mockingbird Property located in Dallas, Texas for a purchase price of approximately $6,350,000. We used the proceeds from the Offering to pay the entire purchase price and all closing costs of these acquisitions.

        Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering.

        The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.

        We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from sales of securities. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

        We had no contractual obligations as of December 31, 2004, nor did we incur any contractual obligations in the acquisition of the 2800 Mockingbird Property in March 2005.

NEW ACCOUNTING PRONOUNCEMENTS

        None.

INFLATION

        The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations that would be affected by an increase or decrease in interest rates. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.  CONTROLS AND PROCEDURES.

        Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors I have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers' knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.  OTHER INFORMATION.

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

THE GENERAL PARTNERS

        We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The General Partners are assisted by the employees of Harvard Property Trust, LLC ("HPT"), the general partner of Behringer Advisors I. In addition, the General Partners are advised by an advisory board comprised of industry professionals. We do not employ our own management personnel; rather we pay fees to our General Partners for their services to us.

        The General Partners are responsible for our direction and management, including acquisition, construction and property management. Any action required to be taken by the General Partners will be taken only if it is approved, in writing or otherwise, by both General Partners, unless the General Partners agree between themselves to a different arrangement for the approval of actions by the General Partners.

        The General Partners are Behringer Advisors I and Robert M. Behringer, individually. Behringer Advisors I is a Texas limited partnership formed in July 2002. The executive office of the General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC ("Behringer Partners") its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Behringer is the President and sole manager of each of these companies. Mr. Behringer is the majority owner, the President and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of HPT Management, our property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

        Behringer Advisors I was created in 2002 for the sole purpose of acting as one of our General Partners. It is managed by its executive officers, namely:


        NAME                        AGE    POSITION(S)
        ----                        ---    -----------

        Robert M. Behringer          56    Chief Executive Officer and Chief
                                             Investment Officer
        Robert S. Aisner             58    President
        Gerald J. Reihsen, III       46    Executive Vice President - Corporate
                                             Development and Legal and Secretary
        Gary S. Bresky               38    Chief Financial Officer and Treasurer
        M. Jason Mattox              29    Senior Vice President

        ROBERT M. BEHRINGER is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I. He is also the Chief Executive Officer, President and Chairman of the Board of Directors of Behringer Harvard REIT I, Inc. ("Behringer Harvard REIT I"). Mr. Behringer is the majority owner, sole manager and Chief Executive Officer and President of Behringer Holdings. Since 2002, Mr. Behringer has also been a general partner of Behringer Harvard Short-Term Opportunity Fund I LP, a publicly registered real estate limited partnership. Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the following: HPT, the general partner of Behringer Advisors I; HPT Management, our property manager; Behringer Securities, our dealer manager; IMS, LLC ("IMS"), the general partner of HPT Management; Behringer Development, a company organized to develop real properties; and Behringer Advisors LP ("Behringer Advisors"), a limited partnership organized to advise Behringer Harvard REIT I. Since 2001, Mr. Behringer has also been the Chief Executive Officer, President and a manager of Behringer Partners, which is the limited partner of each of Behringer Securities, HPT Management, HPT, Behringer Advisors and IMS.

        From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT. Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships. From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable

Real Estate Investment Management, Inc., one of the largest pension fund advisors and owners of real estate in the United States. While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States, including Texas, Louisiana, Arkansas, Oklahoma and Mississippi. The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion. Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

        Mr. Behringer has over 26 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Executive Officer of Behringer Advisors I, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties. Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds Series 7, 24 and 63 securities licenses and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council. Mr. Behringer has also been a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

        ROBERT S. AISNER is the President of Behringer Advisors I. He is also Chief Operating Officer and a director of Behringer Harvard REIT I. Mr. Aisner has over 30 years of commercial real estate experience. From 1996 until 2003, Mr. Aisner served as (i) Executive Vice President of Amli Residential Properties Trust, a New York Stock Exchange listed REIT that is focused on the development, acquisition and management of upscale apartment communities and serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of Amli Management Company, which oversees all of Amli's apartment operations in 80 communities, (iii) President of the Amli Corporate Homes division, which invests in and manages corporate housing properties, (iv) Vice President of Amli Residential Construction, a division of Amli that performs real estate construction services, and (v) Vice President of Amli Institutional Advisors, the Amli division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on Amli's Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management company. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development company, where he served as Vice President.

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

        For over 20 years, Mr. Reihsen's business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings. For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney. After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998. In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000. In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm. In 2000 and 2001, Mr. Reihsen was employed as the Vice President - Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc. Mr. Reihsen holds Series 7, 24, 27 and 63 securities licenses. Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

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

        From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private REITs. His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients. From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million. From 1988 until 1989, Mr. Bresky worked as an analysts' assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management. Mr. Bresky has been active in commercial real estate and related financial activities for over 16 years and holds Series 7, 24, 27 and 63 securities licenses. Mr. Bresky received a Bachelor of Arts degree from the University of California - Berkeley and a Masters of Business Administration degree from the University of Texas.

        M. JASON MATTOX is the Senior Vice President of Behringer Advisors I. He is also Vice President of Behringer Harvard REIT I. Since 2002, Mr. Mattox has served as a Vice President of Behringer Advisors. Since 2001, he has served as a Vice President of Behringer Securities. From their inception in 2001 until February 2003, Mr. Mattox served as Vice President of Behringer Holdings, Behringer Development, HPT, Behringer Partners, IMS and HPT Management. Currently, Mr. Mattox serves as Senior Vice President of Behringer Holdings, HPT, and HPT Management, and Vice President and Secretary of Behringer Securities.

        From 1997 until joining Behringer Advisors I in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998. From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands. From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.'s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

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

OTHER PERSONNEL

        The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I. HPT and its affiliates currently employ 91 persons, including the executive officers listed above and 32 employed by Behringer Securities. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

ADVISORY BOARD

        We do not have a board of directors. The General Partners are assisted by an advisory board. No member of the advisory board may be a general partner, officer or employee of ours, Behringer Advisors I, or an affiliate of us or Behringer Advisors I, although members of the advisory board may purchase or own securities of, or have other business relations with, such parties. The members of the advisory board are Patrick M. Arnold, Ralph G. Edwards, Jr., Robert "Bobby" W. McMillan and Scott F. McMullin.

NO AUDIT COMMITTEE; NO "AUDIT COMMITTEE FINANCIAL EXPERT"

        We do not have a board of directors and, as such, have no board committees such as an audit committee. Because we do not have an audit committee, we do not have an "audit committee financial expert." The General Partners are responsible for managing the relationship with our Independent Registered Public Accounting Firm.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Because we do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, we are not yet required to comply with beneficial ownership reporting under Section 16(a) of the Exchange Act.

CODE OF ETHICS

        Behringer Advisors I has adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors I may be obtained from our website at http://www.bhfunds.com. The web site will be updated to include any material waivers or modifications to the code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

        We operate under the direction of our General Partners, which are responsible for the management and control of our affairs. The officers and employees of HPT assist the General Partners. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to Behringer Advisors I and its other affiliates. See "Market for Registrant's Common Equity and Related Stockholder Matters - Use of Proceeds from Offering of Securities" and "Certain Relationships and Related Transactions" for a description of the fees payable and expenses reimbursed to our affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        There were no limited partners known by us who owned more than 5% of our limited partnership units as of March 16, 2005.

        We do not have any officers or directors. Our two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the General Partnership interest and no units of the limited partnership interest. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The compensation and fees paid or to be paid by us to our General Partners and their affiliates in connection with our operation for the years ended December 31, 2004 and 2003 are as follows:

                                                                      Total capitalized         Total
                                                        Total            to offering        capitalized          Total
                                                      incurred              costs          to real estate       expensed
                                                   ------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2004

Behringer Securities, commissions and
  dealer manager fees                              $     2,734,878    $       2,734,878   $               -   $          -

Behringer Advisors I, reimbursement of
  organization and offering expenses                       725,152              711,817                   -         13,335

Behringer Advisors I, acquisition,
  advisory fees and expenses                               627,375                    -             627,375              -

HPT Management LP,  property management
  and leasing fees                                          34,218                    -                   -         34,218

Behringer Advisors I, asset management fees                 36,948                    -                   -         36,948
                                                   ----------------   ------------------  ------------------  -------------
    Total                                          $     4,158,571    $       3,446,695   $         627,375   $     84,501
                                                   ================   ==================  ==================  =============


FOR THE YEAR ENDED DECEMBER 31, 2003

Behringer Securities, commissions and
  dealer manager fees                              $       202,611    $         202,611   $               -   $          -

Behringer Advisors I, reimbursement of
  organization and offering expenses                        55,603               54,580                   -          1,023

Behringer Advisors I, acquisition,
  advisory fees and expenses                                     -                    -                   -              -

HPT Management LP,  property management
  and leasing fees                                               -                    -                   -              -

Behringer Advisors I, asset management fees                      -                    -                   -              -
                                                   ----------------   ------------------  ------------------  -------------
    Total                                          $       258,214    $         257,191   $               -   $      1,023
                                                   ================   ==================  ==================  =============

        Behringer Securities, our affiliated dealer manager, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the year ended December 31, 2004, Behringer Securities' commissions and dealer manager fees totaled $2,006,529 and $728,349, respectively and were capitalized as offering costs in "Partners' capital" on our balance sheet. For the year ended December 31, 2003, Behringer Securities earned $147,008 in selling commissions and $55,603 in dealer management fees.

        Behringer Advisors I, a general partner of and advisor to us, or Behringer Advisors I's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2004, $2,609,520 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, of which $780,755 had been reimbursed by us and the balance of $1,828,765 was to be reimbursed at a rate of 2.5% of future equity raised. Of the $780,755 of organization and offering costs reimbursed by us as of December 31, 2004, $766,397 had been capitalized as offering costs in "Partners' capital" on our balance sheet and $14,358 had been expensed as organizational costs. For the year ended December 31, 2004, we reimbursed $725,152 of organization and offering expenses, of which $711,817 was capitalized as offering costs in "Partners' capital" and $13,335 was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $55,603 of organization and offering expenses, of which $54,580 was capitalized as offering costs in "Partners' capital" and $1,023 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on anticipated respective equity offering sizes of those entities. As of February 19, 2005, the date of the termination of the Offering, organization and offering expenses reimbursed by us totaled approximately $1,098,000. No further proceeds will be raised by us as a result of the termination of the Offering and as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses they have incurred or may incur in the future on our behalf.

        Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the year ended December 31, 2004, Behringer Advisors I acquisition and advisory fees totaled $537,750 and reimbursement for related expenses totaled $89,625. For the year ended December 31, 2003, Behringer Advisors I had no acquisition and advisory fees or expense reimbursement for related expenses.

        For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2004, we incurred $34,218 in property management fees payable to HPT Management. We did not incur any property management fees payable to HPT Management for the year ended December 31, 2003.

        We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2004, we incurred $36,948 of asset management fees. We did not incur any asset management fees for the year ended December 31, 2003.

        In connection with the sale of our properties we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100% of their capital contributions plus
(2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

        We are dependent on Behringer Advisors I, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of our limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Because we do not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by our independent registered public accounting firm. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of our annual financial statements for the years ended December 31, 2004 and December 31, 2003, and fees billed for other services rendered by PricewaterhouseCoopers during those periods:

                                                2004            2003
                                            ------------    ------------
                Audit Fees (1)              $    101,000    $     40,000
                Audit-Related Fees (2)            58,392           1,367
                Tax Fees (3)                       8,097           5,500
                                            ------------    ------------
                Total Fees                  $    167,489    $     46,867
                                            ============    ============

------------------------
(1) Audit fees consisted of professional services performed in connection with the audit of our annual financial statements and review of financial statements included in our Form 10-Qs.
(2) Fees related to consultations concerning financial accounting and reporting standards.
(3) Tax fees consisted principally of assistance with matters related to tax compliance, tax planning, and tax advice.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)     LIST OF DOCUMENTS FILED.

        1.      FINANCIAL STATEMENTS

                The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

        2.      FINANCIAL STATEMENT SCHEDULES

                Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

                Schedule III Real Estate and Accumulated Depreciation

        3.      EXHIBITS

                The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)     EXHIBITS.

        The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)     FINANCIAL STATEMENT SCHEDULES

        All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 31, 2005          BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP


                        By:     /s/ Robert M. Behringer
                                ------------------------------------------------
                                Robert M. Behringer

                                General partner of the Registrant and Chief
                                Executive Officer of Harvard Property Trust,
                                LLC, sole general partner of Behringer Harvard Advisors I LP


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 31, 2005                  /s/ Robert M. Behringer
                                ------------------------------------------------

                                Robert M. Behringer
                                General partner of the Registrant and Chief
                                Executive Officer of Harvard Property Trust,
                                LLC, sole general partner of Behringer Harvard Advisors I LP (Principal Executive Officer)


March 31, 2005                  /s/ Gary S. Bresky
                                ------------------------------------------------

                                Gary S. Bresky
                                Chief Financial Officer and Treasurer of
                                Behringer Harvard Advisors I LP (Principal
                                Financial Officer)


March 31, 2005                  /s/ Kimberly Arianpour
                                ------------------------------------------------

                                Kimberly Arianpour
                                Chief Accounting Officer of Behringer Harvard Advisors I LP (Principal Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE

FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                     F-2


Consolidated Balance Sheets as of December 31, 2004 and 2003                F-3


Consolidated Statements of Operations for the Years ended
   December 31, 2004 and 2003 and the period from September 20,
   2002 (date of inception) through December 31, 2002                       F-4


Consolidated Statements of Partners' Capital for the Years ended
   December 31, 2004  and 2003 and the period from September 20,
   2002 (date of inception) through December 31, 2002                       F-5


Consolidated Statements of Cash Flows for the Years Ended December
   31, 2004 and 2003 and the period from September 20, 2002 (date
   of inception) through December 31, 2002                                  F-6


Notes to Consolidated Financial Statements                                  F-7


FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm on Financial
   Statement Schedule                                                       F-19

Schedule III - Real Estate and Accumulated Depreciation                     F-20

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Behringer Harvard Mid-Term Value Enhancement Fund I LP (the "Partnership") at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and the period from September 20, 2002 (date of inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005


                        BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                     CONSOLIDATED BALANCE SHEETS


                                                                      DECEMBER 31,      DECEMBER 31,
                                                                          2004             2003
                                                                     --------------   --------------
ASSETS
       REAL ESTATE
             Land                                                     $   3,586,232    $           -
             Buildings, net                                              11,249,778                -
             Acquired in-place lease intangibles, net                     3,908,778
                                                                     --------------   --------------
       TOTAL REAL ESTATE                                                 18,744,788                -

             Cash and cash equivalents                                    9,197,579        1,986,114
             Restricted cash                                              1,339,086           75,132
             Accounts receivable, net                                       122,383                -
             Prepaid expenses and other assets                              109,765           31,590
                                                                     --------------   --------------
TOTAL ASSETS                                                          $  29,513,601    $   2,092,836
                                                                     ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
             Accounts payable                                         $       2,354    $       7,584
             Payables to affiliates                                          23,611           85,521
             Acquired below market lease intangibles, net                   350,416                -
             Distributions payable                                          153,414                -
             Accrued liabilities                                            742,599           68,752
             Subscriptions for limited partnership units                  1,339,630           75,132
                                                                     --------------   --------------
TOTAL LIABILITIES                                                         2,612,024          236,989

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
             Limited partners, 44,000,000 units authorized;
              3,158,195 units and 223,345 units issued
              and outstanding at December 31, 2004 and
              December 31, 2003, respectively                            26,901,103        1,855,373
             General partners                                                   474              474
                                                                     --------------   --------------
TOTAL PARTNERS' CAPITAL                                                  26,901,577        1,855,847
                                                                     --------------   --------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $  29,513,601    $   2,092,836
                                                                     ==============   ==============

                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                 F-3


                              BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FROM INCEPTION
                                                                                            (SEPTEMBER 20, 2002)
                                                        YEAR ENDED          YEAR ENDED             THROUGH
                                                     DECEMBER 31, 2004   DECEMBER 31, 2003   DECEMEBER 31, 2002
                                                     -----------------   -----------------   -------------------
REVENUE
    Rental revenue                                    $     1,183,349     $            -      $              -
                                                     -----------------   -----------------   -------------------
TOTAL REVENUES                                              1,183,349                  -

EXPENSES
    Property operating expenses                               385,012                  -                     -
    Real estate taxes                                         137,728                  -                     -
    Property and asset management fees                         71,166                  -                     -
    General and administrative                                313,821            103,724                     -
    Depreciation and amortization                             309,500                  -                     -
                                                     -----------------   -----------------   -------------------
TOTAL EXPENSES                                              1,217,227            103,724                     -

OPERATING LOSS                                                (33,878)          (103,724)                    -

OTHER INCOME
       Interest income                                         44,913                 84                     -
                                                     -----------------   -----------------   -------------------
TOTAL OTHER INCOME                                             44,913                 84                     -
                                                     -----------------   -----------------   -------------------

NET INCOME (LOSS)                                     $        11,035     $     (103,640)     $              -
                                                     =================   =================   ===================

ALLOCATION OF NET INCOME (LOSS):
Net income (loss) allocated to general partners       $             -     $          (26)     $              -
                                                     =================   =================   ===================

Net income (loss) allocated to limited partners       $        11,035     $     (103,614)     $              -
                                                     =================   =================   ===================

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING                            1,353,476              5,000                     -

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT        $          0.01     $       (20.73)     $              -


                                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                       F-4

                                     BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL


                                                         LIMITED PARTNERS                  GENERAL PARTNERS
                                           ----------------------------------------  --------------------------
                                                           ACCUMULATED   NUMBER OF                  ACCUMULATED
                                           CONTRIBUTIONS      LOSSES       UNITS     CONTRIBUTIONS     LOSSES        TOTAL
                                           -------------   -----------  -----------  -------------  ------------  ------------
Beginning balance on September 20, 2002     $         -     $       -                 $          -   $        -    $         -

Capital contributions on
     September 20, 2002                             100                                        500                         600
                                           -------------   -----------  -----------  -------------  ------------  ------------

Balance as of December 31, 2002                     100             -                          500            -            600
                                           -------------   -----------  -----------  -------------  ------------  ------------

Issuance of units of limited
     partnership interest, net                1,958,887                    223,345                                   1,958,887

Net loss                                                     (103,614)                                      (26)      (103,640)
                                           -------------   -----------  -----------  -------------  ------------  ------------

Balance as of December 31, 2003               1,958,987      (103,614)     223,345             500          (26)     1,855,847
                                           -------------   -----------  -----------  -------------  ------------  ------------

Issuance of units of limited
     partnership interest, net               25,534,480                  2,902,828                                  25,534,480

Distributions to limited partners              (819,814)                                                              (819,814)

Units issued pursuant
     to Distribution Reinvestment Plan          320,029                     32,022                                     320,029

Net income                                                     11,035                                        -          11,035
                                           -------------   -----------  -----------  -------------  ------------  ------------

Balance as of December 31, 2004             $26,993,682     $ (92,579)   3,158,195    $        500   $     (26)    $26,901,577
                                           =============   ===========  ===========  =============  ============  ============


                                         SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               F-5


                                   BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FROM INCEPTION
                                                                                                      (SEPTEMBER 20, 2002)
                                                                   YEAR ENDED         YEAR ENDED            THROUGH
                                                               DECEMBER 31, 2004   DECEMBER 31, 2003    DECEMBER 31, 2002
                                                               -----------------   -----------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $        11,035     $      (103,640)                    -
Adjustments to reconcile net income (loss) to net cash
   flows provided by (used in) operating activities
Depreciation and amortization                                           301,901                   -                     -
Change in accounts receivable                                          (122,383)                  -                     -
Change in prepaid expenses and other assets                             (55,645)            (31,590)                    -
Change in accounts payable                                               (5,230)              7,584                     -
Change in accrued liabilities                                           417,674              68,752                     -
                                                               -----------------   -----------------   -------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         547,352             (58,894)                    -
                                                               -----------------   -----------------   -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate                                             (18,247,941)                  -                     -
Purchase of property and equipment                                     (214,689)                  -                     -
                                                               -----------------   -----------------   -------------------
CASH USED IN INVESTING ACTIVITIES                                   (18,462,630)                  -                     -
                                                               -----------------   -----------------   -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
General partners' contributions                                               -                   -                   500
Limited partners' contributions                                      28,981,776           2,224,115                   100
Offering costs                                                       (3,447,296)           (265,228)                    -
Distributions                                                          (346,371)                  -                     -
Change in limited partners' subscriptions                             1,264,498             (75,132)                    -
Change in restricted cash                                            (1,263,954)             75,132                     -
Change in payables to affiliates                                        (61,910)             85,521                     -
                                                               -----------------   -----------------   -------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                25,126,743           2,044,408                   600
                                                               -----------------   -----------------   -------------------

Net change in cash and cash equivalents                               7,211,465           1,985,514                   600
Cash and cash equivalents at beginning of period                      1,986,114                 600                     -
                                                               -----------------   -----------------   -------------------
Cash and cash equivalents at end of period                      $     9,197,579     $     1,986,114     $             600
                                                               =================   =================   ===================

NON-CASH FINANCING ACTIVITIES:
Limited partnership units issued under distribution
   reinvestment plan                                            $       320,029     $             -     $               -
Distributions payable in limited partnership units
   under distribution reinvestment plan                         $        75,650     $             -     $               -


                                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                            F-6

             BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BUSINESS AND ORGANIZATION

     BUSINESS

        Behringer Harvard Mid-Term Value Enhancement Fund I LP is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors I LP ("Behringer Advisors I") and Robert M. Behringer (collectively the "General Partners"). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 ("the Offering"), terminated on February 19, 2005 and is described below. The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the offering in February 2005. We intend to continue to use the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

        We are not limited to investments in institutional quality office properties. We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so. In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market. We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

        We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction. An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition;
(ii) general economic and market conditions, general business principles, specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time. The Partnership Agreement provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

     ORGANIZATION

        On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment plan at $10 per unit. We terminated our distribution reinvestment plan on February 19, 2005 with the termination of the offering.

        As of December 31, 2004, we had accepted subscriptions for 3,158,195 limited partnership units. As of March 16, 2005, there were 4,430,702 limited partnership units outstanding.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The consolidated financial statements include our accounts and the accounts of our subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation ("FIN") No. 46R "Consolidation of Variable Interest Entities", which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 78-9 "Accounting for Investments in Real Estate Ventures."

     REAL ESTATE

        Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations." Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

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

        We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets and liabilities and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

        The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

        We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles are amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.

     INVESTMENT IMPAIRMENTS

        For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

     CASH AND CASH EQUIVALENTS

        We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

     RESTRICTED CASH

        Restricted cash is comprised of subscription proceeds held in escrow until investors are admitted as limited partners. We admitted new limited partners at least monthly until the offering was terminated in February 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow.

     PREPAID EXPENSES AND OTHER ASSETS

        Prepaid expenses and other assets include escrow deposits for real estate to be acquired and prepaid expenses such as prepaid insurance.

     REVENUE RECOGNITION

        We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. Some leases contain provisions for the tenant's payment of additional rent after certain tenant sales revenue thresholds are met. Such contingent rent is recognized as revenue after the related revenue threshold is met. For the year ended December 31, 2004, the total net increase to rental revenues due to straight-line rent adjustments was $120,376. There were no straight-line rent adjustments during the year ended December 31, 2003.

     OFFERING COSTS

        The General Partners fund all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.5% of cumulative capital raised by us in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. All offering costs are recorded as an offset to partners' capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

     CASH FLOW DISTRIBUTIONS

        Net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

        a) To the limited partners, on a per unit basis, until each of such limited partners has received distributions of net cash from operations with respect to such fiscal year, or applicable portion thereof, equal to eight percent (8%) per annum of their net capital contribution;
        b) Then to the limited partners, on a per unit basis, until each limited partner has received or has been deemed to have received one hundred percent (100%) of their net capital contribution; and

        c) Thereafter, eighty-five percent (85%) to the limited partners, on a per unit basis, and fifteen percent (15%) to the General Partners.

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

        Net loss for each applicable accounting period is allocated to the partners as follows:

        a) To the partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and
        b) Then, eighty-five percent (85%) to the limited partners and fifteen percent (15%) to the General Partners.

        We distribute to our General Partners a share of net cash from operations, a 15% distribution after the limited partners have received distributions equal to their net capital contributions, plus an 8% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10% of cash available for distribution.

     INCOME TAXES

        We are not a taxpaying entity and, accordingly, record no income taxes. The partners are individually responsible for reporting their share of our taxable income or loss on their income tax returns.

        Certain transactions of ours may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, our net income or loss and the resulting balances in the partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

     CONCENTRATION OF CREDIT RISK

        At December 31, 2004, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in two financial institutions. We had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in three financial institutions at December 31, 2003. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

3.      NEW ACCOUNTING PRONOUNCEMENTS

        None.

4.      REAL ESTATE

     ACQUISITIONS

        On March 12, 2004, we acquired a one-story office building containing approximately 29,660 rentable square feet (unaudited), located on approximately
2.5 acres of land (unaudited) (the "Hopkins Property"). The Hopkins Property is located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota. The purchase price of the Hopkins Property was approximately $3,100,000. We used proceeds from our public offering to pay the entire purchase price and all closing costs of the acquisition. The Hopkins Property is held by Behringer Harvard Hopkins, LLC, our wholly-owned subsidiary. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                     Estimated
        Description                                 Allocation      useful life
        -----------------------------------------------------------------------
        Land                                      $      786,232
        Building                                       2,262,225      25 years
        Acquired in-place lease intangibles               64,101     7.5 years
        Acquired customer relationship value              86,695    12.5 years
        Acquired below market lease intangibles          (96,462)    7.5 years
        Prepaid insurance                                  4,000
        Prepaid rent                                     (13,548)
                                                 ----------------
        Total                                     $    3,093,243
                                                 ================

The purchase price of the Hopkins Property was increased by $36,866 in the second quarter of 2004 to include professional fees incurred in conjunction with the acquisition.

        On June 28, 2004, we acquired a two-story office building containing approximately 79,049 rentable square feet (unaudited), located on approximately
5.1 acres of land (unaudited) (the "Northpoint Property"). The Northpoint Property is located in Dallas, Texas. The purchase price of the Northpoint Property was approximately $5,800,000. We used proceeds from our public offering to pay the entire purchase price and all closing costs of the acquisition. The Northpoint Property is held by Behringer Harvard Northpoint I LP, in which Behringer Harvard Northpoint I GP, LLC, our wholly owned subsidiary, is the general partner and we are the limited partner. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                     Estimated
        Description                                 Allocation      useful life
        -----------------------------------------------------------------------
        Land                                      $    2,000,000
        Building                                       3,265,383      25 years
        Acquired in-place lease intangibles              558,344     7.5 years
        Acquired above market lease intangibles          226,590     7.5 years
        Acquired customer relationship value             153,296    12.5 years
        Acquired below market lease intangibles         (298,916)    7.5 years
        Prepaid expenses                                  12,797
        Accrued liabilities                              (59,897)
                                                 ----------------
        Total                                     $    5,857,597
                                                 ================

The purchase price of the Northpoint property was increased by $34,934 in the fourth quarter 2004 to include professional fees incurred in conjunction with the acquisition.

        On October 19, 2004, we acquired a two-story office building containing approximately 70,660 rentable square feet (unaudited) on approximately 6.02 acres of land (unaudited) in Englewood, Colorado, a suburb of

Denver, Colorado ("Tucson Way"). The purchase price for Tucson Way was approximately $9,300,000. We used proceeds from our public offering to pay the entire purchase price and all closing costs of the acquisition. Tucson Way is held by Behringer Harvard 7400 Tucson Way, LLC, our wholly owned subsidiary. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

                                                                     Estimated
        Description                                 Allocation      useful life
        -----------------------------------------------------------------------
        Land                                      $      800,000
        Building                                       5,681,173      25 years
        Acquired in-plase lease intangibles            1,815,684     7.5 years
        Acquired above market lease intangibles          480,837     7.5 years
        Acquired customer relationship value             696,437    12.5 years
        Prepaid expenses                                   5,733
        Accrued liabilities                             (182,762)
                                                 ----------------
        Total                                     $    9,297,102
                                                 ================

The purchase price of Tucson Way was increased by $27,630 in the fourth quarter of 2004 to include professional fees incurred in conjunction with the acquisition.

     PRO FORMA RESULTS OF OPERATIONS

        The following summary presents the results of operations for the year ended December 31, 2004 and 2003, on an unaudited pro forma basis, as if the acquisitions of the Hopkins, Northpoint and Tucson Way properties had occurred as of January 1 of the respective years. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1, 2003, nor are they indicative of results of operations that may occur in the future.

                                                          Year ended
                                                          December 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------

        Total revenues                             $  2,816,930  $  2,771,582
        Total expenses                               (2,557,649)   (2,236,999)
        Other income                                     44,913            84
                                                   ------------  ------------
        Net income                                 $    304,194  $    534,667
                                                   ============  ============

        Allocation of net income (loss):
        Net income allocated to general partners   $          -  $        134
                                                   ============  ============

        Net income allocated to limited partner    $    304,194  $    534,533
                                                   ============  ============

        Weighted average number of limited
           partnership units outstanding              2,241,539     2,062,331

        Net income per limited partnership unit    $       0.14  $       0.26

5.      LEASE INTANGIBLES

        We had the following lease intangibles at December 31, 2004.

                                             Initial cost
                            ----------------------------------------
                            In Place Leases    Above       Below
                               & Customer      Market      Market      Accumulated
           Property Name      Relationship     Leases      Leases     Amortization
          -------------------------------------------------------------------------
           Hopkins           $     150,796               $  (96,462)   $     2,027
           Northpoint              711,640     226,590     (298,916)        65,898
           Tucson Way            2,512,121     480,837            -         60,319
                            -------------------------------------------------------
               Totals        $   3,374,557   $ 707,427   $ (395,378)   $    128,244
                            =======================================================

        Amortization of in-place lease intangibles of $135,843 was included in depreciation and amortization expense and amortization of above and below market leases was $7,599 and was included as an adjustment to rental income for the year ended December 31, 2004.

6.      ACCRUED LIABILITIES

        Accrued liabilities consisted of the following as of December 31, 2004 and 2003:

                                               2004           2003
                                           ------------   ------------

            Property taxes                 $    311,874    $         -
            Tenant escrows                      133,414              -
            Audit fees                           51,360         24,467
            Tenant improvements                  55,664              -
            D&O insurance                        22,244
            Legal fees                           14,702
            Miscellaneous                       153,341         44,285
                                           ------------   ------------
                                           $    742,599    $    68,752
                                           ============   ============


7.      PARTNERS' CAPITAL

        We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to February 19, 2005, we had a distribution reinvestment and automatic repurchase plan ("DRIP") whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared, except that the units issued through the DRIP are recorded when the units are actually issued. The offering of the units pursuant to the DRIP was terminated with the termination of the Offering on February 19, 2005. The following are the distributions declared during the year ended December 31, 2004.

            Declared      Distributions
            in 2004           Total             Cash              DRIP
          ------------   --------------    --------------    --------------

          1st Quarter     $     52,414      $     27,645      $     24,769
          2nd Quarter          114,244            56,059            58,185
          3rd Quarter          249,206           133,797           115,409
          4th Quarter          403,950           206,634           197,316
                         --------------    ---------------   --------------
                          $    819,814      $    424,135      $    395,679
                         ==============    ===============   ==============

        There were no distributions declared or paid during the year ended December 31, 2003.

8.      LEASING ACTIVITY

        Future minimum base rental revenue due to us under non-cancelable leases in effect as of December 31, 2004, were as follows:


           Year ending December 31,
           --------------------------------------------------
                2005                            $  1,977,466
                2006                               2,000,266
                2007                               2,017,027
                2008                               1,889,521
                2009                               1,118,833
           Thereafter                              2,277,618
                                                -------------
                                                $ 11,280,731
                                                =============

9.      GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses for the years ended December 31, 2004 and 2003 consisted of the following:

                                               Year ended December 31,
                                         --------------------------------
                                              2004             2003
                                         ---------------  ---------------
           Auditing expense               $     128,800    $      42,867
           Transfer agent fees                   41,401           19,605
           D&O insurance                         47,755           15,795
           Tax preparation fees                   9,333           15,350
           Advisory board fees                   12,000            9,000
           Organization expense                  13,335            1,023
           Legal expense                         17,779                -
           Escrow agent fees                     12,815                -
           Other                                 30,603               84
                                         ---------------  ---------------
                                          $     313,821    $     103,724
                                         ===============  ===============

        Of the $313,821 of general and administrative expenses incurred in the year ended December 31, 2004, $13,335 was paid to Behringer Harvard Advisors I for organizational expenses. For the year ended December 31, 2003, of the $103,724 of general and administrative expenses incurred, $1,023 was paid to Behringer Advisors I for organizational expenses.

10.     RELATED PARTY ARRANGEMENTS

        The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

        The following is a summary of the related party fees and compensation incurred by us during the years ended December 31, 2004 and 2003.


                                                                                   Total
                                                                                 capitalized          Total
                                                                    Total        to offering      capitalized to       Total
                                                                  incurred          costs           real estate       expensed
                                                               ------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2004

Behringer Securities, commissions and dealer
   manager fees                                                 $   2,734,878   $    2,734,878     $            -    $          -

Behringer Advisors I, reimbursement of organization
   and offering expenses                                              725,152          711,817                  -          13,335

Behringer Advisors I, acquisition, advisory fees
   and expenses                                                       627,375                -            627,375               -

HPT Management LP,  property management and leasing fees               34,218                -                  -          34,218

Behringer Advisors I, asset management fees                            36,948                -                  -          36,948
                                                               --------------  ----------------   ---------------   -------------
    Total                                                       $   4,158,571   $     3,446,695    $      627,375    $     84,501
                                                               ==============  ================   ===============   =============


FOR THE YEAR ENDED DECEMBER 31, 2003

Behringer Securities, commissions and dealer
   manager fees                                                 $     202,611   $       202,611    $            -    $          -

Behringer Advisors I, reimbursement of organization
   and offering expenses                                               55,603            54,580                 -           1,023

Behringer Advisors I, acquisition, advisory fees
   and expenses                                                             -                 -                 -               -

HPT Management LP,  property management and leasing fees                    -                 -                 -               -

Behringer Advisors I, asset management fees                                 -                 -                 -               -
                                                               --------------  ----------------   ---------------   -------------
    Total                                                       $     258,214   $       257,191    $            -    $      1,023
                                                               ==============  ================   ===============   =============

        Behringer Securities, our affiliated dealer manager, receives commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers is paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee is reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan. Behringer Securities reallows all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and may reallow a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to be paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the year ended December 31, 2004, Behringer Securities' commissions and dealer manager fees totaled $2,006,529 and $728,349, respectively and were capitalized as offering costs in "Partners' capital" on our balance sheet. For the year ended December 31, 2003, Behringer Securities earned $147,008 in selling commissions and $55,603 in dealer management fees.

        Behringer Advisors I, a general partner of and advisor to us, or Behringer Advisors I's affiliates receive up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of December 31, 2004, $2,609,520 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, of which $780,755 had been reimbursed by us and the balance of $1,828,765 was to be reimbursed at a rate of 2.5% of future equity raised. Of the $780,755 of organization and offering costs reimbursed by us as of December 31, 2004, $766,397 had been capitalized as offering costs in "Partners' capital" on our balance sheet and $14,358 had been expensed as organizational costs. For the year ended December 31, 2004, we reimbursed $725,152 of organization and offering expenses, of which $711,817 was capitalized as offering costs in "Partners' capital" and $13,335 was expensed as organizational costs. For the year ended December 31, 2003, we reimbursed $55,603 of organization and offering expenses, of which $54,580 was capitalized as offering costs in "Partners' capital" and $1,023 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on anticipated respective equity offering sizes of those entities. As of February 19, 2005, the date of the termination of the Offering, organization and offering expenses reimbursed by us totaled approximately $1,098,000. No further proceeds will be raised by us as a result of the termination of the Offering and as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses they have incurred or may incur in the future on our behalf.

        Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the year ended December 31, 2004, Behringer Advisors I acquisition and advisory fees totaled $537,750 and reimbursement for related expenses totaled $89,625. For the year ended December 31, 2003, Behringer Advisors I had no acquisition and advisory fees or expense reimbursement for related expenses.

        For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (ten or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the year ended December 31, 2004, we incurred $34,218 in property management fees payable to HPT Management. We did not incur any property management fees payable to HPT Management for the year ended December 31, 2003.

        We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2004, we incurred $36,948 of asset management fees. We did not incur any asset management fees for the year ended December 31, 2003.

        In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated real estate commissions that are not payable at the date of sale, because Limited Partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

        We are dependent on Behringer Advisors I, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of our limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

11.     INCOME TAX BASIS NET INCOME

        Our income tax basis net income for the year ended December 31, 2004 and 2003, respectively, is recalculated as follows:

                                                                         Year ended December 31,
                                                                 ------------------------------------
                                                                       2004               2003
                                                                 -----------------  -----------------
           Net income (loss) for financial statement purposes      $       11,035     $     (103,640)

           Start-up and organizational costs                               43,084                  -
           Bad debt expense                                                 8,529                  -
           Straight line rent                                            (120,376)                 -
           Prepaid rent                                                   113,270            103,724
           Depreciation                                                    (4,093)                 -
           Other                                                          135,322                  -
                                                                 -----------------  -----------------
           Net income for income tax purposes                      $      186,771     $           84
                                                                 =================  =================

12.     QUARTERLY FINANCIAL DATA (UNAUDITED)

        The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2004 and 2003.

                                                                    2004 Quarters Ended
                                          -------------------------------------------------------------------
                                             March 31      June 30    September 30   December 31    Total
                                          -------------------------------------------------------------------
         Revenues                          $    17,910   $  111,895    $   396,474   $   657,070  $1,183,349
         Net income (loss)                 $   (37,430)  $  (15,219)   $    (7,209)  $    70,893  $   11,035
         Weighted average number of
           limited partnership units
           outstanding                         326,111      759,096      1,641,927     2,669,144
         Net income per limited
           partnership unit                $     (0.11)  $    (0.02)   $      0.00   $      0.03


                                                                    2003 Quarters Ended
                                          -------------------------------------------------------------------
                                             March 31      June 30    September 30   December 31    Total
                                          -------------------------------------------------------------------

         Revenues                          $         -   $        -    $         -   $         -  $        -
         Net loss                          $         -   $        -    $         -   $  (103,640) $ (103,640)
         Weighted average number of
           limited partnership units
           outstanding                               -            -              -         5,000
         Net loss per limited
           partnership unit                $         -   $        -    $         -   $    (20.73)


13.     SUBSEQUENT EVENTS

        On March 11, 2005, we acquired a single-story office building located at 2800 Mockingbird Lane in Dallas, Texas (the "2800 Mockingbird Property") containing approximately 73,349 rentable square feet (unaudited) located on approximately 3.97 acres of land (unaudited). The contract purchase price for the 2800 Mockingbird Property was $6,350,000, excluding closing costs. We used proceeds from our public offering of limited partnership units to pay the full amount of the purchase price and closing costs.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE



To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2005, included in this Annual Report on Form 10-K, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/PricewaterhouseCoopers LLP
Dallas, Texas
March 31, 2005


                                       BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                            SCHEDULE III
                                                          DECEMBER 31, 2004



                                 Initial cost           Cost
                          -------------------------  capitalized      Gross amount
                                                      subsequent      carried at   Accumulated      Year of      Date   Depreciable
Property Name    Market       Land      Buildings   to acquisition  close of period depreciation  construction  acquired    life
------------------------------------------------------------------------------------------------------------------------------------
Hopkins       Minneapolis $   786,232  $  2,225,359  $      36,866   $   3,048,457   $   71,337        1981      3/12/04     25
Northpoint    Dallas        2,000,000     3,230,414        249,623       5,480,037       64,629        1978      6/28/04     25
Tuscon Way    Denver          800,000     5,653,543         27,630       6,481,173       37,691        1985     10/19/04     25
                          ----------------------------------------------------------------------
   Totals                 $ 3,586,232  $ 11,109,316  $     314,119   $  15,009,667   $  173,657
                          ======================================================================


(1) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.





                                                                F-20

                                INDEX TO EXHIBITS



EXHIBIT NUMBER                      DESCRIPTION
--------------                      -----------


1.1 Form of Dealer Manager Distribution Agreement between Registrant and Behringer Securities LP (previously filed and incorporated by reference to Pre-Effective Amendment No. 2 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on February 11, 2003)
3.1 Form of Agreement of Limited Partnership of Registrant, as amended (included as Exhibit B to prospectus, as supplemented)
3.2 Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 27,
          2002)
4.1 Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to prospectus, as supplemented)
5.1 Opinion of Fulbright & Jaworski L.L.P. as to legality of securities (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)
8.1 Opinion of Morris, Manning & Martin, LLP as to tax matters (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)
10.1 Form of Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)
10.2 Form of Escrow Agreement between the Registrant and Wells Fargo Bank, N.A. (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)
10.3      Distribution Reinvestment Plan (included as Exhibit D to prospectus)
10.4 Purchase Agreement by and between Edward L. Warrington and the Registrant with respect to the Hopkins Property (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 14, 2004)
10.5 Assignment and Assumption of Purchase Agreement by and between the Registrant and Behringer Harvard Hopkins, LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 3 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 14, 2004)
10.6 Form of Company Agreement of Behringer Harvard Northpoint I GP, LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14, 2004)
10.7 Form of Agreement of Limited Partnership of Behringer Harvard Northpoint I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14,
          2004)
10.8 Form of Purchase Agreement between Northpoint Office Partners, L.P. and Behringer Harvard Mid-Term Value Enhancement Fund I LP with respect to the Northpoint Property (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14, 2004)

10.9 Form of Amendment to Purchase Agreement between Northpoint Office Partners, L.P. and Behringer Harvard Mid-Term Value Enhancement Fund I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14, 2004)
10.10 Form of Assignment of Purchase Agreement by Behringer Harvard Mid-Term Value Enhancement Fund I LP and Behringer Harvard Northpoint I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14, 2004)
10.11 Form of Purchase and Sale Agreement and Escrow Instructions by and between Koll Bren Fund V, L.P. and Behringer Harvard Mid-Term Value Enhancement Fund I LP with respect to the Tucson Way Property (previously filed and incorporated by reference to Post-Effective Amendment No. 4 to Registrant's Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 14, 2004)
10.12 Purchase and Sale Agreement and Escrow Instructions effective as of September 10, 2004 with respect to the Tucson Way Property (previously filed and incorporated by reference to Form 8-K filed on September 15,
          2004)
10.13 First Amendment to Purchase and Sale Agreement and Escrow Instructions dated as of September 14, 2004 with respect to the Tucson Way Property (previously filed and incorporated by reference to Form 8-K filed on September 15, 2004)
10.14 Purchase and Sale Agreement by and between William D. Oates and Marilyn Oates and Behringer Harvard Mid-Term Value Enhancement Fund I LP dated February 3, 2005 with respect to the 2800 Mockingbird Property (previously filed and incorporated by reference to Form 8-K filed on February 8, 2005)
21.1      List of Subsidiaries
23.1      Consent of PricewaterhouseCoopers LLP
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1      Certification of Chief Executive and Financial Officers