Form 10-Q
period 2005-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2005-05-16
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                         [Mark One]
                                ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

                ☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-51292

Behringer Harvard Mid-Term Value Enhancement Fund I LP
(Exact Name of Registrant as Specified in Its Charter)

Texas	71-0897613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code: (866) 655-1610

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
FORM 10-Q
Quarter Ended March 31, 2005

	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements.	Page
	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.....................................................................................................	3
	Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004....................................................................	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004...................................................................	5
	Notes to Consolidated Financial Statements..........................................................................................................................................................	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.......................................................................	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk...........................................................................................................................	17
Item 4.	Controls and Procedures............................................................................................................................................................................................	17
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings.......................................................................................................................................................................................................	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.............................................................................................................................	18
Item 3.	Defaults Upon Senior Securities...............................................................................................................................................................................	18
Item 4.	Submission of Matters to a Vote of Security Holders...........................................................................................................................................	18
Item 5.	Other Information.......................................................................................................................................................................................................	18
Item 6.	Exhibits...	18
Signature...		19

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Real estate
Land	$6,186,232	$3,586,232
Buildings, net	14,293,924	11,249,778
Acquired in-place lease intangibles, net	4,934,263	3,908,778
Total real estate	25,414,419	18,744,788

Cash and cash equivalents	13,466,996	9,197,579
Restricted cash	15,046	1,339,086
Accounts receivable, net	206,860	122,383
Prepaid expenses and other assets	149,573	109,765
Total assets	$39,252,894	$29,513,601

Liabilities and partners' capital

Liabilities
Accounts payable	$27,637	$2,354
Payables to affiliates	227,512	23,611
Acquired below market lease intangibles, net	330,099	350,416
Distributions payable	225,550	153,414
Accrued liabilities	766,871	742,599
Subscriptions for limited partnership units	-	1,339,630
Total liabilities	1,577,669	2,612,024

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,432,560 units and 3,158,195 units issued
and outstanding at March 31, 2005 and
December 31, 2004, respectively	37,674,749	26,901,103
General partners	476	474
Total partners' capital	37,675,225	26,901,577
Total liabilities and partners' capital	$39,252,894	$29,513,601

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

Revenue
Rental revenue	$784,486	$17,910
Total revenues	784,486	17,910

Expenses
Property operating expenses	224,611	167
Real estate taxes	90,320	3,576
Property and asset management fees	51,810	1,113
General and administrative	114,518	50,415
Depreciation and amortization	229,903	4,434
Total expenses	711,162	59,705

Interest income	69,763	4,365

Net income (loss)	$143,087	$(37,430)

Allocation of net income (loss):
Net income (loss) allocated to general partners	$2	$(5)

Net income (loss) allocated to limited partners	$143,085	$(37,425)

Weighted average number of limited
partnership units outstanding	4,025,975	326,111

Net income (loss) per limited partnership unit	$0.04	$(0.11)

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities
Net income (loss)	$143,087	$(37,430)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation and amortization	238,953	3,817
Change in accounts receivable	(84,477)	-
Change in prepaid expenses and other assets	(37,787)	8,102
Change in accounts payable	25,283	(7,506)
Change in accrued liabilities	(19,036)	(40,604)
Cash provided by (used in) operating activities	266,023	(73,621)

Cash flows from investing activities
Purchase of real estate	(6,747,926)	(3,056,377)
Purchase of property and equipment	(139,599)	-
Change in payables to affiliates	222,250	-
Cash used in investing activities	(6,665,275)	(3,056,377)

Cash flows from financing activities
Proceeds from sale of limited partnership units	12,559,695	2,468,704
Offering costs	(1,503,715)	(287,382)
Distributions	(353,372)	-
Change in limited partners' subscriptions	(1,339,630)	207,990
Change in restricted cash	1,324,040	(208,027)
Change in payables to affiliates	(18,349)	(69,071)
Cash provided by financing activities	10,668,669	2,112,214

Net change in cash and cash equivalents	4,269,417	(1,017,784)
Cash and cash equivalents at beginning of period	9,197,579	1,986,114
Cash and cash equivalents at end of period	$13,466,996	$968,330

Non-cash financing activities:
Limited partnership units issued under distribution
reinvestment plan	$162,485	$-
Distributions payable in limited partnership units
under distribution reinvestment plan	$-	$24,769

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005 (“the Offering”). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or our termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

As of the termination of the Offering, we had accepted subscriptions for 4,432,560 limited partnership units. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We were in the development stage through March 11, 2004. On March 12, 2004, we commenced operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Property”).

2.    Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 4,000,000 units available pursuant to the Partnership’s distribution reinvestment plan at $10 per unit. We terminated our distribution reinvestment plan with the termination of the Offering on February 19, 2005.

As of March 31, 2005, we had 4,432,560 limited partnership units outstanding. No additional units were issued subsequent to March 31, 2005 as our Offering was terminated on February 19, 2005.

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of March 31, 2005 and consolidated statements of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of March 31, 2005 and December 31, 2004 and the results of our operations and cash flows for the three month periods ended March 31, 2005 and 2004.

Amounts in previous periods may have been reclassified to conform to current period presentation with no effect on previously reported net income or partners’ capital.

4.    Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our consolidated subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary. If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R or if we are not determined to be the primary beneficiary, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures.”

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash at March 31, 2005 is comprised of interest income earned on subscription proceeds held in escrow until investors were admitted as limited partners. We admitted new limited partners at least monthly until the Offering was terminated in February 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance and real estate property taxes.

Investment Impairment

For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the three months ended March 31, 2005 and 2004, we did not recognize an impairment loss.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets and liabilities and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the three months ended March 31, 2005, the total net increase to rental revenues due to straight-line rent adjustments was $11,529. There were no straight-line rent adjustments during the three months ended March 31, 2004.

Offering Costs

The General Partners fund all of the organization and offering costs on our behalf. We are required to reimburse them for such organization and offering costs up to 2.5% of cumulative capital raised by us in the Offering. Organization and offering costs include items such as legal and accounting fees, marketing, promotional and printing costs, and specifically exclude selling commissions and dealer manager fees. All offering costs are recorded as an offset to partners’ capital, and all organization costs are recorded as an expense at the time we become liable for the payment of these amounts.

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

Certain transactions of ours may be subject to accounting methods for income tax purposes, which differ from the accounting methods used in preparing these financial statements in accordance with GAAP. Accordingly, our net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

Concentration of Credit Risk

At March 31, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in two financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

5.    Real Estate

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We acquired a two-story office building in Dallas, Texas on June 28, 2004 (the “Northpoint Property”) and a two-story office building in Englewood, Colorado, a suburb of Denver, on October 19, 2004 (“Tucson Way”).

Acquisitions

On March 11, 2005, we acquired a single-story office building containing approximately 73,349 rentable square feet located on approximately 3.97 acres of land at 2800 Mockingbird Lane in Dallas, Texas (the “2800 Mockingbird Property”) through our wholly-owned subsidiary, Behringer Harvard 2800 Mockingbird, LP. The purchase price of the 2800 Mockingbird Property was approximately $6,750,000, excluding closing costs. Included in the purchase price is $222,250 of acquisition fee payable to our affiliate, Behringer Advisors I. These fees were accrued on March 31, 2005 and have subsequently been paid to Behringer Advisors I. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition.

Description	Allocation	Estimated Useful Life

Land	$2,600,000	-
Building	3,019,432	25 years
Above/below market leases, net	24,016	5.58 years
Tenant improvements, leasing commissions
& legal fees	150,888	5.58 years
In-place leases	521,251	5.58 years
Tenant relationships	473,715	10.58 years
Prepaid insurance	2,021	-
Prepaid rent	(43,397)	-
	$6,747,926

Pro Forma Results of Operations

The following summary presents the results of operations for the three months ended March 31, 2005 and 2004. The period ending March 31, 2005 is presented on an unaudited pro forma basis as if the 2800 Mockingbird Property was acquired on January 1, 2005. The period ending March 31, 2004 is presented on an unaudited pro forma basis, as if the acquisitions of the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties had occurred on January 1, 2004. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	Three months ended March 31,
	2005	2004

Total revenues	$890,100	$884,696
Total expenses	(725,746)	(813,963)
Other income	69,763	4,297

Net income	$234,117	$75,030

Allocation of net income (loss):
Net income allocated to general partners	$3	$1

Net income allocated to limited partners	$234,114	$75,029

Weighted average number of limited
partnership units outstanding	2,829,141	2,829,141

Net income per limited partnership unit	$0.08	$0.03

6.    Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to February 19, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated with the termination of the Offering on February 19, 2005. The following are the distributions declared during the three months ended March 31, 2005.

Declared in	Distributions
2005	Total	Cash	DRIP
First Quarter	$ 587,905	$ 501,159	$ 86,746

As of March 31, 2005, distributions payable were $225,550.

7.    Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the three months ended March 31, 2005 and 2004.

		Total capitalized	Total
	Total	to offering	capitalized	Total
	incurred	costs	to real estate	expensed

For the three months ended March 31, 2005

Behringer Securities, commissions and dealer manager fees	$1,192,595	$1,192,595	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	-	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	222,250	-	222,250	-

HPT Management LP, property management and leasing fees	27,345	-	-	27,345

Behringer Advisors I, asset management fees	24,465	-	-	24,465
Total	$1,783,613	$1,503,715	$222,250	$57,648

For the three months ended March 31, 2004

Behringer Securities, commissions and dealer manager fees	$226,232	$226,232	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	61,718	60,583	-	1,135

Behringer Advisors I, acquisition, advisory fees and expenses	102,375	-	102,375	-

HPT Management LP, property management and leasing fees	474	-	-	474

Behringer Advisors I, asset management fees	639	-	-	639
Total	$391,438	$286,815	$102,375	$2,248

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan which was terminated with the termination of the Offering on February 19, 2005.

Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the three months ended March 31, 2005, Behringer Securities’ commissions and dealer manager fees totaled $873,522 and $319,073, respectively and were capitalized as offering costs in “Partners’ capital” on our balance sheet. For the three months ended March 31, 2004, Behringer Securities earned $164,514 in selling commissions and $61,718 in dealer manager fees.

Behringer Advisors I, a general partner of and advisor to us, or Behringer Advisors I’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of March 31, 2005, $1,851,518 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, of which $1,097,713 had been reimbursed by us. Of the $1,097,713 of organization and offering costs reimbursed by us as of March 31, 2005, $1,077,517 had been capitalized as offering costs in “Partners’ capital” on our balance sheet and $20,196 had been expensed as organizational costs. For the three months ended March 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was capitalized as offering costs in “Partners’ capital” and $5,838 was expensed as organizational costs. For the three months ended March 31, 2004, we reimbursed $61,718 of organization and offering expenses, of which $60,583 was capitalized as offering costs in “Partners’ capital” and $1,135 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the three months ended March 31, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $190,500 and reimbursement for related expenses totaled $31,750. For the three months ended March 31, 2004, Behringer Advisors I’s acquisition and advisory fees totaled $87,750 and reimbursement for related expenses totaled $14,625.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2005, we incurred $27,345 in property management fees payable to HPT Management. We incurred $474 in property management fees payable to HPT Management for the three months ended March 31, 2004.

We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. We incurred $24,465 and $639 of asset management fees during the three months ended March 31, 2005 and 2004, respectively.

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

8.    Subsequent Events

On May 6, 2005, we entered into an assignment from Harvard Property Trust, LLC, an entity affiliated with our general partners, of a contract to purchase an office building located at 5072 Plano Parkway in Plano, Texas, a suburb of Dallas (the “Parkway Vista”) from Parkway Monticello Partners, an unaffiliated third party. The Parkway Vista is a two-story suburban office building containing approximately 33,467 rentable square feet located on approximately 2.0 acres of land. The contract purchase price for the Parkway Vista is $5,300,000, excluding closing costs. We intend to use proceeds from the Offering to pay the full amount of the purchase price and closing costs. We made an earnest money deposit of $250,000 on May 9, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,” “will,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement on Form S-11, as filed with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we will evaluate these estimates. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their fair value in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. The fair value of above-market and below-market leases are recorded by us as intangible assets and liabilities and are amortized as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of the fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Overview

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We acquired the Northpoint Property on June 28, 2004 and Tucson Way on October 19, 2004. On March 11, 2005, we acquired the 2800 Mockingbird Property. As a result, our results of operations for the quarter ended March 31, 2005 are not comparable to the results of operations for the quarter ended March 31, 2004.

Results of Operations

Three months ended March 31, 2005 as compared to the three months ended March 31, 2004

Revenue. Rental revenue for the three months ended March 31, 2005 and 2004 was $784,486 and $17,910, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases. Rental revenue for the three months ended March 31, 2005 included revenue from Tucson Way and the Hopkins, Northpoint, and 2800 Mockingbird Properties. Rental revenue for the three months ended March 31, 2004 was comprised of less than one month of revenue from the Hopkins Property. Management expects rental revenue to increase as we continue to acquire additional real estate properties.

Property Operating Expense. Property operating expenses for the three months ended March 31, 2005 were $224,611 and were comprised of operating expenses from Tucson Way and the Hopkins, Northpoint, and 2800 Mockingbird Properties. Property operating expenses for the three months ended March 31, 2004 were $167 and were comprised of a partial month of operating expenses from the Hopkins Property. Management expects property operating expenses to increase as we continue to acquire additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2005 were $90,320 and were comprised of real estate taxes from Tucson Way and the Hopkins, Northpoint, and 2800 Mockingbird Properties. Real estate taxes for the three months ended March 31, 2004 were $3,576 and were comprised of a partial month of real estate taxes for the Hopkins Property. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2005 were $51,810 and were comprised of property management and asset management fees from Tucson Way and the Hopkins, Northpoint, and 2800 Mockingbird Properties. For the three months ended March 31, 2004, we had $1,113 of property and asset management fees, as we had owned the Hopkins Property for less than a month. Management expects future increases in property management and asset management fees as we continue to acquire additional real estate properties.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2005 were $114,518 and were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees and other administrative expenses. During the three months ended March 31, 2004, general and administrative expenses were $50,415. The increase in general and administrative expenses year over year is primarily due to increases in auditing expense of $20,000, transfer agent fees of $18,856, and tax preparation fees of $16,490.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2005 was $229,903 and was comprised of depreciation and amortization of the Hopkins Property, Northpoint Property and Tucson Way. Depreciation and amortization expense for the three months ended March 31, 2004 was $4,434 and was comprised of a partial month of depreciation and amortization for the Hopkins Property. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the three months ended March 31, 2005 was $69,763 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term liquid investments and earn interest income. For the three months ended March 31, 2004, we had earned interest income of $4,365. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As a result, our cash flows for the three months ended March 31, 2005 are not comparable to the cash flows for the three months ended March 31, 2004.

Cash provided by operating activities for the three months ended March 31, 2005 was $266,023 and was primarily comprised of the net income of $143,087 adjusted for depreciation and amortization of $238,953 and changes in working capital accounts of $116,017. Cash used in operations for the three months ended March 31, 2004 of $73,621 was comprised primarily of the net loss of $37,430 and changes in working capital accounts of $40,008.

Cash used in investing activities for the three months ended March 31, 2005 was $6,665,275 and was comprised of our acquisition of the 2800 Mockingbird Property and purchases of property and equipment of $139,599. Cash used in investing activities for the three months ended March 31, 2004 was $3,056,377 and was comprised of our acquisition of the Hopkins Property.

Cash provided by financing activities for the three months ended March 31, 2005 and 2004 was $10,668,669 and $2,112,214, respectively. The increase is primarily due to the additional number of partnership units issued during the quarter ended March 31, 2005 versus the quarter ended March 31, 2004, partially offset by distributions in 2004 of $353,372.

Liquidity and Capital Resources

Our cash and cash equivalents were $13,466,996 at March 31, 2005. We used the proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.

Our principal demands for funds will continue to be for property acquisitions, either directly or through investment interests, for the payment of operating expenses and distributions. Generally, cash needs for items other than property acquisitions are expected to be met from operations, and cash needs for property acquisitions are expected be met from the net proceeds of the Offering.

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and nonliquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations, other than cash held in short-term accounts, that would be affected by an increase or decrease in interest rates. We do not have any foreign operations and thus are not exposed to foreign currency fluctuations.

Item 4.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors I have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2005, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

•	4,384,241 limited partnership units on a best efforts basis for $43,765,588; and

•	48,319 limited partnership units pursuant to our distribution reinvestment plan for $482,513.

The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of March 31, 2005 were 4,432,560 limited partnership units for $44,248,101. The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.

From the commencement of the Offering through March 31, 2005, we incurred the following expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering:

Types of Expense	Amount
Other expenses to affiliates*	$ 5,227,796
Other expenses to non-affiliates	8,604
Total expenses	$ 5,236,400

__________________
*Other expenses to affiliates above include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.

The net offering proceeds to us, after deducting the total expenses incurred and described above, were $39,011,701.

From commencement of the Offering through March 31, 2005, we had used $25,016,688 of such net offering proceeds to purchase real estate. Of the amount used for the purchase of this real estate, $849,625 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
	By:	Behringer Harvard Advisors I LP Co-General Partner
Dated: May 16, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky Chief Financial Officer and Treasurer

Index to Exhibits

Exhibit Number      Description

31.1             Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certificate of Chief Executive and Financial Officers

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.