Form 10-Q
period 2005-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2005-08-15
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            [Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
FORM 10-Q
Quarter Ended June 30, 2005

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Real estate
Land	$7,236,232	$3,586,232
Buildings, net	17,840,716	11,249,778
Acquired in-place lease intangibles, net	5,576,959	3,908,778
Total real estate	30,653,907	18,744,788

Cash and cash equivalents	7,565,871	9,197,579
Restricted cash	-	1,339,086
Accounts receivable, net	232,379	122,383
Prepaid expenses and other assets	144,947	109,765
Total assets	$38,597,104	$29,513,601

Liabilities and partners' capital

Liabilities
Accounts payable	$1,266	$2,354
Payables to affiliates	12,361	23,611
Acquired below market lease intangibles, net	405,302	350,416
Distributions payable	218,022	153,414
Accrued liabilities	880,049	742,599
Subscriptions for limited partnership units	-	1,339,630
Total liabilities	1,517,000	2,612,024

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,420,960 units and 3,158,195 units issued
and outstanding at June 30, 2005 and
December 31, 2004, respectively	37,079,626	26,901,103
General partners	478	474
Total partners' capital	37,080,104	26,901,577
Total liabilities and partners' capital	$38,597,104	$29,513,601

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue
Rental revenue	$993,683	$111,895	$1,778,169	$129,805
Total revenue	993,683	111,895	1,778,169	129,805

Expenses
Property operating expenses	276,018	16,678	500,629	16,845
Real estate taxes	103,799	21,810	194,119	25,386
Property and asset management fees	67,111	6,037	118,921	7,150
General and administrative	130,981	63,444	245,499	113,859
Depreciation and amortization	308,966	26,728	538,869	31,162
Total expenses	886,875	134,697	1,598,037	194,402

Interest income	68,969	7,583	138,732	11,948
Other income	5,660	-	5,660	-

Net income (loss)	$181,437	$(15,219)	$324,524	$(52,649)

Allocation of net income (loss):
Net income (loss) allocated to general partners	$2	$2	$4	$(3)

Net income (loss) allocated to limited partners	$181,435	$(15,221)	$324,520	$(52,646)

Weighted average number of limited
partnership units outstanding	4,426,025	759,096	4,227,105	542,603

Net income (loss) per limited partnership unit	$0.04	$(0.02)	$0.08	$(0.10)

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities
Net income (loss)	$324,524	$(52,649)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities
Depreciation and amortization	558,061	26,832
Change in accounts receivable	(109,996)	(33,837)
Change in prepaid expenses and other assets	(18,465)	(12,893)
Change in accounts payable	(1,088)	(7,569)
Change in accrued liabilities	(56,545)	20,433
Cash provided by (used in) operating activities	696,491	(59,683)

Cash flows from investing activities
Purchase of real estate	(12,055,099)	(8,915,906)
Purchase of property and equipment	(179,829)	-
Cash used in investing activities	(12,234,928)	(8,915,906)

Cash flows from financing activities
Proceeds from sale of limited partnership units	12,444,887	8,514,607
Offering costs	(1,503,715)	(1,005,516)
Distributions	(1,022,649)	(58,727)
Change in limited partners' subscriptions	(1,339,630)	1,280,010
Change in restricted cash	1,339,086	(1,279,763)
Change in payables to affiliates	(11,250)	180,869
Cash provided by financing activities	9,906,729	7,631,480

Net change in cash and cash equivalents	(1,631,708)	(1,344,109)
Cash and cash equivalents at beginning of period	9,197,579	1,986,114
Cash and cash equivalents at end of period	$7,565,871	$642,005

Non-cash financing activities
Limited partnership units issued under distribution
reinvestment plan	$162,485	$58,907
Distributions payable in limited partnership units
under distribution reinvestment plan	$-	$24,047

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005, as described below (“the Offering”). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering in February 2005. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or our termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

As of the termination of the Offering, we had accepted subscriptions for 4,432,540 limited partnership units. Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We were in the development stage through March 11, 2004. On March 12, 2004, we commenced operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Property”).

2.    Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 4,000,000 units available pursuant to the Partnership’s distribution reinvestment plan at $10 per unit. We terminated our distribution reinvestment plan with the termination of the Offering on February 19, 2005. The number of units sold and the gross offering proceeds realized pursuant to the Offering as of June 30, 2005 were 4,432,540 limited partnership units for $44,249,101.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10 and no valuation or appraisal of our units will be performed. Thereafter, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”). Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of August 5, 2005, we had 4,420,960 limited partnership units outstanding. No additional units were issued during the three months ended June 30, 2005 or subsequent to June 30, 2005, as our Offering was terminated on February 19, 2005.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of June 30, 2005 and consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six month period ended June 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of June 30, 2005 and December 31, 2004 and the results of our operations and cash flows for the six month periods ended June 30, 2005 and 2004.

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

Restricted Cash

Restricted cash is comprised of subscription proceeds held in escrow until investors were admitted as limited partners. We admitted new limited partners at least monthly until the Offering was terminated in February 2005. Upon acceptance of limited partners, partnership units were issued and subscription proceeds were released to us from escrow.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance and real estate property taxes.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Investment Impairment

For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the three and six months ended June 30, 2005 and 2004, we did not recognize an impairment loss.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $440,658 and $173,657 at June 30, 2005 and December 31, 2004, respectively.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases. We had recorded accumulated amortization associated with our acquired lease intangibles of $419,304 and $128,245 at June 30, 2005 and December 31, 2004, respectively.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of the fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the three and six months ended June 30, 2005, the total net increase to rental revenues due to straight-line rent adjustments were $7,773 and $19,302, respectively. There were no straight-line rent adjustments during the three and six months ended June 30, 2004. As discussed above, our revenue includes amortization of above and below market leases.

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

Concentration of Credit Risk

At June 30, 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in two financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

5.    Real Estate

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We acquired a two-story office building in Dallas, Texas on June 28, 2004 (the “Northpoint Property”) and a two-story office building in Englewood, Colorado, a suburb of Denver, on October 19, 2004 (the “Tucson Way Property”).

Acquisitions

On March 11, 2005, we acquired a single-story office building containing approximately 73,349 rentable square feet located on approximately 3.97 acres of land at 2800 Mockingbird Lane in Dallas, Texas (the “2800 Mockingbird Property”) through our wholly-owned subsidiary, Behringer Harvard 2800 Mockingbird, LP. The purchase price of the 2800 Mockingbird Property was approximately $6,750,000. We used proceeds from the Offering to pay the entire purchase price and all closing costs of the acquisition. The purchase price has been allocated to the assets and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$2,600,000	-
Building	3,019,432	25 years
Above market lease	24,016	5.58 years
Tenant improvements, leasing commissions
and legal fees	150,888	5.58 years
In-place lease	521,251	5.58 years
Tenant relationship	473,715	10.58 years
Prepaid insurance	2,021	-
Prepaid rent	(43,397)	-
	$6,747,926

The purchase price of the 2800 Mockingbird Property was increased by $31,576 in the second quarter of 2005 to include professional fees incurred in conjunction with the acquisition.

On June 8, 2005, we acquired a two-story suburban office building containing approximately 33,467 rentable square feet located on approximately 2.0 acres of land in Plano, Texas, a suburb of Dallas (the “Parkway Vista”) through our direct and indirect partnership interests in Behringer Harvard Parkway Vista LP (the “Parkway Vista Partnership”). The purchase price for the Parkway Vista was approximately $5,300,000.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The Parkway Vista was acquired by the Parkway Vista Partnership entirely through the use of proceeds of the Offering. The purchase price has been allocated to the assets acquired and liabilities assumed as follows:

Description	Allocation	Estimated Useful Life

Land	$1,050,000	-
Building	3,627,101	25 years
Above/below market leases, net	(75,052)	3.67 years
Tenant improvements, leasing commissions
and legal fees	413,457	3.67 years
In-place leases	149,863	3.67 years
Tenant relationships	246,218	8.67 years
Prepaid expenses and other assets	14,695	-
Prepaid rent	(42,257)	-
Other accruals	(108,428)	-
	$5,275,597

Pro Forma Results of Operations

The following summary presents the results of operations for the three and six months ended June 30, 2005 and 2004. The three and six month periods ending June 30, 2005 are presented on an unaudited pro forma basis as if the 2800 Mockingbird Property and Parkway Vista were acquired on January 1, 2005. The three and six month periods ending June 30, 2004 are presented on an unaudited pro forma basis, as if the acquisitions of the Hopkins Property, Northpoint Property, Tucson Way Property, 2800 Mockingbird Property and Parkway Vista had occurred on January 1, 2004. The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

	Three months		Six months
	ended June 30,		ended June 30,
	2005	2004	2005	2004

Total revenues	$1,110,706	$1,050,967	$2,237,890	$2,104,526
Total expenses	(1,023,931)	(864,747)	(1,923,977)	(1,717,316)
Other income	68,969	7,583	138,732	11,948

Net income	$155,744	$193,803	$452,645	$399,158

Allocation of net income:
Net income allocated to general partners	$2	$2	$4	$4

Net income allocated to limited partners	$155,742	$193,801	$452,641	$399,154

Weighted average number of limited
partnership units outstanding	4,420,960	2,829,141	4,420,960	2,829,141

Net income per limited partnership unit	$0.04	$0.07	$0.10	$0.14

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

6.    Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to February 19, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated with the termination of the Offering on February 19, 2005. As of June 30, 2005 distributions payable were $218,022. The following are the distributions declared during the three and six months ended June 30, 2005.

Declared in	Distributions
2005	Total	Cash	DRIP
1st Quarter	$ 587,905	$ 501,159	$ 86,746
2nd Quarter	661,749	661,749	-
	$ 1,249,654	$ 1,162,908	$ 86,746

As of June 30, 2005, we have redeemed 11,581 units for $106,182.

7.    Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the six months ended June 30, 2005 and 2004.

		Total capitalized	Total
	Total	to offering	capitalized	Total
	incurred	costs	to real estate	expensed

For the six months ended June 30, 2005

Behringer Securities, commissions and dealer manager fees	$1,192,595	$1,192,595	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	-	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	404,250	-	404,250	-

HPT Management LP, property management and leasing fees	63,760	-	-	63,760

Behringer Advisors I, asset management fees	55,161	-	-	55,161
Total	$2,032,724	$1,503,715	$404,250	$124,759

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Total capitalized	Total
Total	to offering	capitalized	Total
incurred	costs	to real estate	expensed
For the six months ended June 30, 2004

Behringer Securities, commissions and dealer manager fees	$795,998	$795,998	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	212,865	208,951	-	3,914

Behringer Advisors I, acquisition, advisory fees and expenses	308,875	-	308,875	-

HPT Management LP, property management and leasing fees	2,679	-	-	2,679

Behringer Advisors I, asset management fees	4,471	-	-	4,471
Total	$1,324,888	$1,004,949	$308,875	$11,064

Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan which was terminated with the termination of the Offering on February 19, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the six months ended June 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled $873,522 and $319,073, respectively and were capitalized as offering costs in “Partners’ capital” on our balance sheet. For the six months ended June 30, 2004, Behringer Securities earned $582,544 in selling commissions and $213,454 in dealer manager fees.

Behringer Advisors I, a general partner of and advisor to us, or Behringer Advisors I’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of June 30, 2005, $1,924,118 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, of which $1,097,713 had been reimbursed by us. Of the $1,097,713 of organization and offering costs reimbursed by us as of June 30, 2005, $1,077,517 had been capitalized as offering costs in “Partners’ capital” on our balance sheet and $20,196 had been expensed as organizational costs. For the six months ended June 30, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was capitalized as offering costs in “Partners’ capital” and $5,838 was expensed as organizational costs. For the six months ended June 30, 2004, we reimbursed $212,865 of organization and offering expenses, of which $208,951 was capitalized as offering costs in “Partners’ capital” and $3,914 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the six months ended June 30, 2005,

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Behringer Advisors I’s acquisition and advisory fees totaled $346,500 and reimbursement for related expenses totaled $57,750. For the six months ended June 30, 2004, Behringer Advisors I’s acquisition and advisory fees totaled $264,750 and reimbursement for related expenses totaled $44,125.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the six months ended June 30, 2005, we incurred $63,760 in property management fees payable to HPT Management. We incurred $2,679 in property management fees payable to HPT Management for the six months ended June 30, 2004.

We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. We incurred $55,161 and $4,471 of asset management fees during the six months ended June 30, 2005 and 2004, respectively.

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

We are dependent on Behringer Advisors I, Behringer Securities and HPT Management for certain services that are essential to us, including the sale of our limited partnership units, asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities. In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

8.    Recently Announced Accounting Pronouncements

        FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Emerging Issues Task Force ("EITF") Issue 04-5, “Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Statement is not expected to have a material effect on our financial condition, results of operations, or liquidity.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of the fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Investment Impairments

For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the three and six months ended June 30, 2005 and 2004, we did not recognize an impairment loss.

Overview

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We acquired the Northpoint Property on June 28, 2004, the Tucson Way Property on October 19, 2004, the 2800 Mockingbird Property on March 11, 2005, and Parkway Vista on June 8, 2005. As a result, our results of operations for the three and six months ended June 30, 2005 are not comparable to the results of operations for the three and six months ended June 30, 2004.

Results of Operations

Three months ended June 30, 2005 as compared to the three months ended June 30, 2004

Revenue. Rental revenue for the three months ended June 30, 2005 and 2004 was $993,683 and $111,895, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases. Rental revenue for the three months ended June 30, 2005 included revenue from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month from Parkway Vista. Rental revenue for the three months ended June 30, 2004 was comprised of revenue from the Hopkins Property. Management expects rental revenue to increase as we continue to acquire additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2005 were $276,018 and were comprised of operating expenses from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month from Parkway Vista. Property operating expenses for the three months ended June 30, 2004 were $16,678 and were comprised of operating expenses from the Hopkins Property. Management expects property operating expenses to increase as we continue to acquire additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2005 were $103,799 and were comprised of real estate taxes from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month from Parkway Vista. Real estate taxes for the three months ended June 30, 2004 were $21,810 and were comprised of the real estate taxes from the Hopkins Property. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2005 were $67,111 and were comprised of property management and asset management fees from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month of Parkway Vista. For the three months ended June 30, 2004, we had incurred $6,037 of property and asset management fees from the Hopkins Property. Management expects future increases in property and asset management fees as we continue to acquire additional real estate properties.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2005 and 2004 were $130,981 and $63,444, respectively. General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2005 was $308,966 and was comprised of depreciation and amortization of the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties. Depreciation and amortization expense for the three months ended June 30, 2004 was $26,728 and was comprised of depreciation and amortization for the Hopkins Property. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the three months ended June 30, 2005 was $68,969 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income. For the three months ended June 30, 2004, we had earned interest income of $7,583. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Six months ended June 30, 2005 as compared to the six months ended June 30, 2004

Revenue. Rental revenue for the six months ended June 30, 2005 and 2004 was $1,778,169 and $129,805, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases. Rental revenue for the six months ended June 30, 2005 included revenue from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month from Parkway Vista. Rental revenue for the six months ended June 30, 2004 was comprised of revenue from the Hopkins Property. Management expects rental revenue to increase as we continue to acquire additional real estate properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2005 were $500,629 and were comprised of operating expenses from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month from Parkway Vista. Property operating expenses for the six months ended June 30, 2004 were $16,845 and were comprised of operating expenses from the Hopkins Property. Management expects property operating expenses to increase as we continue to acquire additional real estate properties.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2005 were $194,119 and were comprised of real estate taxes from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties

and a partial month from Parkway Vista. Real estate taxes for the six months ended June 30, 2004 were $25,386 and were comprised of the real estate taxes from the Hopkins Property. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2005 were $118,921 and were comprised of property management and asset management fees from the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties, and a partial month of Parkway Vista. For the six months ended June 30, 2004, we had incurred $7,150 of property and asset management fees associated with the Hopkins Property. Management expects future increases in property and asset management fees as we continue to acquire additional real estate properties.

General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2005 and 2004 were $245,499 and $113,859, respectively. General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that fiscal year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2005 was $538,869 and was comprised of depreciation and amortization of the Hopkins, Northpoint, Tucson Way and 2800 Mockingbird Properties. Depreciation and amortization expense for the six months ended June 30, 2004 was $31,162 and was comprised of depreciation and amortization for the Hopkins Property. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the six months ended June 30, 2005 was $138,732 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income. For the six months ended June 30, 2004, we had earned interest income of $11,948. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As of June 30, 2005, we owned the Hopkins Property, Northpoint Property, Tucson Way Property, 2800 Mockingbird Property and Parkway Vista. As a result, our cash flows for the six months ended June 30, 2005 are not comparable to the cash flows for the six months ended June 30, 2004.

Cash provided by operating activities for the six months ended June 30, 2005 was $696,491 and was primarily comprised of the net income of $324,524, adjusted for depreciation and amortization of $558,061, partially offset by changes in working capital accounts of $186,094. Cash used in operations for the six months ended June 30, 2004 of $59,683 was comprised primarily of the net loss of $52,649 adjusted for depreciation and amortization of $26,832, partially offset by changes in working capital accounts of $33,866.

Cash used in investing activities for the six months ended June 30, 2005 was $12,234,928 and was comprised of our acquisition of the 2800 Mockingbird Property and Parkway Vista and purchases of property and equipment of $179,829. Cash used in investing activities for the six months ended June 30, 2004 was $8,915,906 and was comprised of our acquisition of the Hopkins Property and Northpoint Property.

Cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $9,906,729 and $7,631,480, respectively. The increase is primarily due to the additional number of partnership units issued during the six months ended June 30, 2005 versus the six months ended June 30, 2004, partially offset by distributions in 2005 of $1,022,649.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,565,871 at June 30, 2005. We used proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from cash on hand from the sales of securities through February 19, 2005. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Item 4.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors I have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f) that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2005, we had sold the following securities pursuant to the Offering, which was declared effective on February 19, 2003 and terminated on February 19, 2005, (Registration No. 333-100126) for the following aggregate offering prices:

•	4,384,180 limited partnership units on a best efforts basis for $43,766,588; and

•	48,360 limited partnership units pursuant to our distribution reinvestment plan for $482,513.

The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of June 30, 2005 were 4,432,540 limited partnership units for $44,249,101. No units were sold during the quarter ended June 30, 2005.

The net offering proceeds to us, after deducting the total expenses incurred were $39,012,701.

From commencement of the Offering through June 30, 2005, we had used $30,323,861 of such net offering proceeds to purchase real estate. Of the amount used for the purchase of this real estate, $1,031,625 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

      Investors in units of our limited partnership interests who have their units for at least one year may be able to redeem all or a portion of their units under the Unit Redemption Program (the “Redemption Plan”) approved by our General Partners. The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption. During any calendar year, we will not redeem in excess of 5.0% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to 1.0% of the operating cash flow from the previous fiscal year, plus any proceeds from the our dividend reinvestment and automatic purchase plan. The price we will pay for redeemed shares and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time. Our General Partners may suspend or terminate the Redemption Plan at any time. During the quarter ended June 30, 2005, we redeemed units as follows:

2005	Approximate Number of Units Redeemed	Average Price Paid per Unit
April	7,064	$9.16
May	780	$9.81
June	3,737	$9.06

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

22

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
	By:	Behringer Harvard Advisors I LP Co-General Partner
Dated: August 15, 2005	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer

Index to Exhibits

Exhibit Number      Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of Chief Executive and Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this Exhibit is hereby furnished to the SEC as an accompanying document and is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.