Form 10-Q
period 2005-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2005-11-14
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                  [Mark One]
        ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
FORM 10-Q
Quarter Ended September 30, 2005

PART I
FINANCIAL INFORMATION

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Real estate
Land	$7,236,232	$3,586,232
Buildings, net	17,691,940	11,249,778
Total real estate	24,928,172	14,836,010

Cash and cash equivalents	7,425,620	9,197,579
Restricted cash	-	1,339,086
Accounts receivable, net	222,499	122,383
Lease intangibles, net	5,328,476	3,908,778
Prepaid expenses and other assets	202,205	109,765
Total assets	$38,106,972	$29,513,601

Liabilities and partners' capital

Liabilities
Accounts payable	$8,849	$2,354
Payables to affiliates	23,175	23,611
Acquired below market lease intangibles, net	377,994	350,416
Distributions payable	217,882	153,414
Accrued liabilities	1,183,443	742,599
Subscriptions for limited partnership units	-	1,339,630
Total liabilities	1,811,343	2,612,024

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,418,130 units and 3,158,195 units issued
and outstanding at September 30, 2005 and
December 31, 2004, respectively	36,295,151	26,901,103
General partners	478	474
Total partners' capital	36,295,629	26,901,577
Total liabilities and partners' capital	$38,106,972	$29,513,601

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Rental revenue	$1,137,413	$396,474	$2,915,582	$526,279

Expenses
Property operating expenses	363,418	157,499	864,047	174,344
Real estate taxes	228,966	39,664	423,085	65,050
Property and asset management fees	80,187	21,724	199,108	28,874
General and administrative	196,973	103,423	442,472	217,282
Depreciation and amortization	403,871	95,506	942,740	126,668
Total expenses	1,273,415	417,816	2,871,452	612,218

Interest income	44,771	14,133	183,503	26,081
Other expense	(5,660)	-	-	-

Net income (loss)	$(96,891)	$(7,209)	$227,633	$(59,858)

Allocation of net income (loss):
Net income (loss) allocated to general partners	$-	$1	$4	$(2)

Net income (loss) allocated to limited partners	$(96,891)	$(7,210)	$227,629	$(59,856)

Weighted average number of limited
partnership units outstanding	4,420,929	1,641,927	4,292,423	911,719

Net income (loss) per limited partnership unit	$(0.02)	$(0.00)	$0.05	$(0.07)

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities
Net income (loss)	$227,633	$(59,858)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities
Depreciation and amortization	967,772	115,362
Change in accounts receivable	(100,116)	(54,518)
Change in prepaid expenses and other assets	(75,724)	(82,379)
Change in accounts payable	6,495	(7,584)
Change in accrued liabilities	246,852	183,965
Cash provided by operating activities	1,272,912	94,988

Cash flows from investing activities
Purchase of real estate	(12,055,099)	(8,916,926)
Purchase of property and equipment	(219,591)	-
Escrow deposits for real estate to be acquired	-	(2,000,000)
Cash used in investing activities	(12,274,690)	(10,916,926)

Cash flows from financing activities
Proceeds from sale of limited partnership units	12,425,764	18,377,048
Offering costs	(1,503,715)	(2,188,523)
Distributions	(1,691,250)	(166,315)
Change in limited partners' subscriptions	(1,339,630)	1,187,913
Change in restricted cash	1,339,086	(1,187,657)
Change in payables to affiliates	(436)	4,487
Cash provided by financing activities	9,229,819	16,026,953

Net change in cash and cash equivalents	(1,771,959)	5,205,015
Cash and cash equivalents at beginning of period	9,197,579	1,986,114
Cash and cash equivalents at end of period	$7,425,620	$7,191,129

Non-cash financing activities
Limited partnership units issued under distribution
reinvestment plan	$162,485	$153,314

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.    Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,”“we,”“us” or “our”) is a limited partnership formed in Texas on July 30, 2002. Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”). We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005, as described below (the “Offering”). The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering in February 2005. We are using the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

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

We were in the development stage through March 11, 2004. On March 12, 2004, we commenced active operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Property”).

2.    Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Registration Statement also covered up to 4,000,000 units available pursuant to the Partnership’s distribution reinvestment plan at $10 per unit. We terminated our distribution reinvestment plan with the termination of the Offering on February 19, 2005. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101. As of September 30, 2005, we have redeemed 14,410 of the units issued pursuant to the Offering for $143,508.

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

As of November 11, 2005, we had 4,418,130 limited partnership units outstanding. No additional units were issued during the three months ended September 30, 2005 or subsequent to September 30, 2005, as our Offering was terminated on February 19, 2005.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

3.    Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet as of September 30, 2005 and consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine month period ended September 30, 2005 and 2004 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of September 30, 2005 and December 31, 2004 and the results of our operations and cash flows for the nine month periods ended September 30, 2005 and 2004.

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

Cash and Cash Equivalents

We consider investments with original maturities of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value. As of September 30, 2005 and December 31, 2004 we had no cash equivalents.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Impairment

For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the three and nine months ended September 30, 2005 and 2004, we did not recognize an impairment loss.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings. Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method. We had recorded accumulated depreciation associated with our tangible assets of $629,195 and $173,657 at September 30, 2005 and December 31, 2004, respectively.

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

We had recorded accumulated amortization associated with our acquired lease intangibles of $640,479 and $128,245 at September 30, 2005 and December 31, 2004, respectively.

Anticipated amortization for the period from October 1 through December 31, 2005 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
October 1, 2005 - December 31, 2005	$210,448
2006	841,792
2007	841,792
2008	757,267
2009	604,035

As of September 30, 2005, accumulated depreciation and amortization related to direct investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$18,321,135	$5,329,948	$751,909	$(490,896)
Less: depreciation and amortization	(629,195)	(623,045)	(130,336)	112,902
Net	$17,691,940	$4,706,903	$621,573	$(377,994)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases. For the three and nine months ended September 30, 2005, the total net increase to rental revenues due to straight-line rent adjustments were $9,430 and $28,732, respectively. For the three and nine months ended September 30, 2004, the total net increase to rental revenues due to straight-line rent adjustments was $57,534. As discussed above, our revenue includes amortization of above and below market leases.

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

Concentration of Credit Risk

At September 30, 2005, we had cash and cash equivalents in excess of federally insured levels on deposit in three financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

6.    Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to February 19, 2005, we had a distribution reinvestment and automatic repurchase plan (“DRIP”) whereby, pursuant to the distribution reinvestment feature of the DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution. We record all distributions when declared. The limited partnership units issued through the DRIP were recorded when the units were actually issued. The offering of the units pursuant to the DRIP was terminated with the termination of the Offering on February 19, 2005. As of September 30, 2005, distributions payable were $217,882. The following are the distributions declared during the three and nine months ended September 30, 2005.

Declared in	Distributions
2005	Total	Cash	DRIP
1st Quarter	$587,905	$501,159	$86,746
2nd Quarter	661,749	661,749	-
3rd Quarter	668,461	668,461	-
	$1,918,115	$1,831,369	$86,746

As of September 30, 2005, we have redeemed 14,410 units for $143,508 pursuant to our unit redemption program.

7.    Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the nine months ended September 30, 2005 and 2004.

		Total capitalized	Total
	Total	to offering	capitalized	Total
	incurred	costs	to real estate	expensed

For the nine months ended September 30, 2005

Behringer Securities, commissions and dealer manager fees	$1,192,595	$1,192,595	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	-	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	404,250	-	404,250	-

HPT Management LP, property management and leasing fees	103,782	-	-	103,782

Behringer Advisors I, asset management fees	95,326	-	-	95,326
Total	$2,112,911	$1,503,715	$404,250	$204,946

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

	Total capitalized	Total
Total	to offering	capitalized	Total
incurred	costs	to real estate	expensed
For the nine months ended September 30, 2004

Behringer Securities, commissions and dealer manager fees	$1,736,347	$1,736,347	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	460,034	451,574	-	8,460

Behringer Advisors I, acquisition, advisory fees and expenses	308,875	-	308,875	-

HPT Management LP, property management and leasing fees	13,233	-	-	13,233

Behringer Advisors I, asset management fees	15,641	-	-	15,641
Total	$2,534,130	$2,187,921	$308,875	$37,334

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our distribution reinvestment and automatic purchase plan which was terminated with the termination of the Offering on February 19, 2005. Behringer Securities reallowed all of its commissions of up to 7% of gross offering proceeds to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds paid to such participating broker-dealers as marketing fees, including bona fide conference fees incurred, and due diligence expense reimbursement. During the nine months ended September 30, 2005, Behringer Securities’ commissions and dealer manager fees totaled $873,522 and $319,073, respectively and were recorded as a reduction in Partners’ capital. For the nine months ended September 30, 2004, Behringer Securities earned $1,274,781 in selling commissions and $461,566 in dealer manager fees.

Behringer Advisors I, a general partner of and advisor to us, or Behringer Advisors I’s affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses. As of September 30, 2005, $1,930,102 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, of which $1,097,713 had been reimbursed by us. Of the $1,097,713 of organization and offering costs reimbursed by us as of September 30, 2005, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organizational costs. For the nine months ended September 30, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was recorded as a reduction in Partners’ capital and $5,838 was expensed as organizational costs. For the nine months ended September 30, 2004, we reimbursed $460,034 of organization and offering expenses, of which $451,574 was recorded as a reduction in Partners’ capital and $8,460 was expensed as organizational costs. Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us, Behringer Harvard Short-Term Opportunity Fund I LP and Behringer Harvard REIT I, Inc., our affiliates, based on the anticipated respective equity offering sizes of those entities. No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments. During the nine months ended September 30, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $346,500 and reimbursement for related expenses

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

totaled $57,750. For the nine months ended September 30, 2004, Behringer Advisors I’s acquisition and advisory fees totaled $264,750 and reimbursement for related expenses totaled $44,125.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months ended September 30, 2005, we incurred $103,782 in property management fees payable to HPT Management. We incurred $13,233 in property management fees payable to HPT Management for the nine months ended September 30, 2004.

We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the aggregate asset value of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. We incurred $95,326 and $15,641 of asset management fees during the nine months ended September 30, 2005 and 2004, respectively.

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

8.    Recently Announced Accounting Pronouncements

FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued in May 2005. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Emerging Issues Task Force (“EITF”) Issue 04-5, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights,” was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This EITF is effective for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The EITF is not expected to have a material effect on our financial condition, results of operations, or liquidity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

This section of the quarterly report contains forward-looking statements, including discussion and analysis of us and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of our business and industry. Words such as “may,”“will,”“anticipates,”“expects,”“intends,”“plans,”“believes,”“seeks,”“estimates,”“would,”“could,”“should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of the future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, and tenant relationships.

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

Impairment

For real estate directly owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value. For the three and nine months ended September 30, 2005 and 2004, we did not recognize an impairment loss.

Overview

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. We acquired the Northpoint Property on June 28, 2004, the Tucson Way Property on October 19, 2004, the 2800 Mockingbird Property on March 11, 2005, and Parkway Vista on June 8, 2005. As a result, our results of operations for the three and nine months ended September 30, 2005 are not comparable to the results of operations for the three and nine months ended September 30, 2004.

Results of Operations

Three months ended September 30, 2005 as compared to the three months ended September 30, 2004

Revenue. Rental revenue for the three months ended September 30, 2005 and 2004 was $1,137,413 and $396,474, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases. Rental revenue for the three months ended September 30, 2005 included revenue from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird, and Parkway Vista properties. Rental revenue for the three months ended September 30, 2004 was comprised of revenue from the Hopkins and Northpoint properties. Management expects rental revenue to increase as we continue to acquire additional real estate properties.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2005 were $363,418 and were comprised of operating expenses from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Property operating expenses for the three months ended

September 30, 2004 were $157,499 and were comprised of operating expenses from the Hopkins and Northpoint properties. Management expects property operating expenses to increase as we continue to acquire additional real estate properties.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2005 were $228,966 and were comprised of real estate taxes from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Real estate taxes for the three months ended September 30, 2004 were $39,664 and were comprised of the real estate taxes from the Hopkins and Northpoint properties. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2005 were $80,187 and were comprised of property management and asset management fees from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. For the three months ended September 30, 2004, we had incurred $21,724 of property and asset management fees from the Hopkins and Northpoint properties. Management expects future increases in property and asset management fees as we continue to acquire additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2005 and 2004 were $196,973 and $103,423, respectively. General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2005 was $403,871 and was comprised of depreciation and amortization of the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Depreciation and amortization expense for the three months ended September 30, 2004 was $95,506 and was comprised of depreciation and amortization for the Hopkins and Northpoint properties. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the three months ended September 30, 2005 was $44,771 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income. For the three months ended September 30, 2004, we had earned interest income of $14,133. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004

Revenue. Rental revenue for the nine months ended September 30, 2005 and 2004 was $2,915,582 and $526,279, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases. Rental revenue for the nine months ended September 30, 2005 included revenue from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Rental revenue for the nine months ended September 30, 2004 was comprised of revenue from the Hopkins and Northpoint properties. Management expects rental revenue to increase as we continue to acquire additional real estate properties.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2005 were $864,047 and were comprised of operating expenses from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Property operating expenses for the nine months ended September 30, 2004 were $174,344 and were comprised of operating expenses from the Hopkins and Northpoint properties. Management expects property operating expenses to increase as we continue to acquire additional real estate properties.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2005 were $423,085 and were comprised of real estate taxes from the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Real estate taxes for the nine months ended September 30, 2004 were $65,050 and were comprised of the real estate taxes from the Hopkins and Northpoint properties. Management expects future increases in real estate taxes as we continue to acquire additional real estate properties.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2005 were $199,108 and were comprised of property management and asset management fees from the Hopkins, Northpoint, Tucson Way, Mockingbird and Parkway Vista properties. For the nine months ended September 30, 2004, we had incurred $28,874 of property and asset management fees associated with the Hopkins and Northpoint properties. Management expects future increases in property and asset management fees as we continue to acquire additional real estate properties.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2005 and 2004 were $442,472 and $217,282, respectively. General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses. The lower amount in 2004 was due to less corporate activity in that period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2005 was $942,740 and was comprised of depreciation and amortization of the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. Depreciation and amortization expense for the nine months ended September 30, 2004 was $126,668 and was comprised of depreciation and amortization for the Hopkins and Northpoint properties. Management expects future increases in depreciation and amortization expense as we continue to acquire additional real estate properties.

Interest Income. Interest income for the nine months ended September 30, 2005 was $183,503 and was comprised primarily of interest income associated with funds on deposit with banks. As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses. Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income. For the nine months ended September 30, 2004, we had earned interest income of $26,081. The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from investor subscriptions.

Cash Flow Analysis

We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property. As of September 30, 2005, we owned the Hopkins, Northpoint, Tucson Way, 2800 Mockingbird and Parkway Vista properties. As of September 30, 2004, we owned the Hopkins and Northpoint properties. As a result, our cash flows for the nine months ended September 30, 2005 are not comparable to the cash flows for the nine months ended September 30, 2004.

Cash provided by operating activities for the nine months ended September 30, 2005 was $1,272,912 and was primarily comprised of net income of $227,633, adjusted for depreciation and amortization of $967,772, partially offset by changes in working capital accounts of $77,507. Cash provided by operations for the nine months ended September 30, 2004 of $94,988 was comprised primarily of the net loss of $59,858, adjusted for depreciation and amortization of $115,362, partially offset by changes in working capital accounts of $39,484.

Cash used in investing activities for the nine months ended September 30, 2005 was $12,274,690 and was comprised of our acquisition of the 2800 Mockingbird Property and Parkway Vista and purchases of property and equipment of $219,591. Cash used in investing activities for the nine months ended September 30, 2004 was $10,916,926 and was comprised of our acquisition of the Hopkins and Northpoint properties and an escrow deposit of $2,000,000 for acquisition of the Tucson Way Property acquired on October 19, 2004.

Cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $9,229,819 and $16,026,953, respectively. The increase is primarily due to the additional number of partnership units issued during the nine months ended September 30, 2005 versus the nine months ended September 30, 2004, partially offset by distributions in 2005 of $1,691,250 versus $166,315 in 2004.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,425,620 at September 30, 2005. We used proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.

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

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties and those to be acquired in the future. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, a portion of the distributions are paid from cash provided by operations and a portion is paid from cash on hand from the sales of securities through February 19, 2005 pursuant to the Offering. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Item 4.    Controls and Procedures.

Within the 90-day period prior to the filing of this report, the management of Behringer Advisors I evaluated, with the participation of the chief executive officer and chief financial officer of its general partner, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the chief executive officer and chief financial officer of the general partner of Behringer Advisors I have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. To these officers’ knowledge, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of their evaluation.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f), promulgated under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

From commencement of the Offering through September 30, 2005, we had used $30,323,861 of such net offering proceeds to purchase real estate. Of the amount used for the purchase of this real estate, $1,031,625 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interests who have their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Plan”). The General Partners determine at least quarterly whether we will repurchase units and the cash available for redemption. During any calendar year, we will not redeem in excess of 5.0% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to 1.0% of the operating cash flow from the previous fiscal year, plus any proceeds from our distribution reinvestment plan. The price we will pay for redeemed shares and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time. Our General Partners may suspend or terminate the Redemption Plan at any time. During the quarter ended September 30, 2005, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average Price	Purchased as Part of	Units that May Yet Be
	Number of	Paid per	Publicly Announced	Purchased Under the
Period	Units Redeemed	Unit	Plans or Programs	Plans or Programs
July 1- July 31, 2005	-	$-	-	(1)
August 1- August 31, 2005	-	-	-	(1)
September 1 - September 30, 2005	2,830	9.79	2,830	(1)
Total	2,830	$9.79	2,830	(1)

(1) A description of the maximum number of units that may be purchased under the Redemption Plan is included in the narrative preceding this table.

Item 3.    Defaults upon Senior Securities.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 4.    Submission of Matters to a Vote of Security Holders.

No events occurred during the quarter covered by this report that would require a response to this item.

Item 5.    Other Information.

On September 2, 2005, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. Effective the same date, our General Partners appointed Deloitte & Touche LLP as our new independent registered public accounting firm.

Item 6.    Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
	By:	Behringer Harvard Advisors I LP Co-General Partner
Dated: November 14, 2005	By:	/s/ Gary S. Bresky
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