Form 10-Q
period 2006-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2006-05-15
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒                                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

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

FORM 10-Q

Quarter Ended March 31, 2006

PART I

FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.            Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2006	2005

Assets
Real estate
Land	$7,724,859	$7,822,799
Buildings, net	20,490,123	20,534,983
Total real estate	28,214,982	28,357,782

Cash and cash equivalents	2,856,653	3,031,879
Accounts receivable, net	411,758	367,850
Prepaid expenses and other assets	44,819	33,799
Lease intangibles, net	5,593,702	5,864,858
Total assets	$37,121,914	$37,656,168

Liabilities and stockholders’ equity

Liabilities
Accounts payable	$36,033	$81
Payables to affiliates	30,506	23,196
Acquired below-market lease intangibles, net	557,420	596,922
Distributions payable	223,971	224,982
Accrued liabilities	1,198,095	997,669
Total liabilities	2,046,025	1,842,850

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized;
4,395,085 units and 4,414,924 units issued
and outstanding at March 31, 2006 and
December 31, 2005, respectively	35,075,408	35,812,839
General partners	481	479
Total partners’ capital	35,075,889	35,813,318
Total liabilities and stockholders’ equity	$37,121,914	$37,656,168

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Rental revenue	$1,369,086	$784,486

Expenses
Property operating expenses	357,062	224,611
Real estate taxes	201,652	90,320
Property and asset management fees	91,676	51,810
General and administrative	142,553	114,518
Depreciation and amortization	468,401	229,903
Total expenses	1,261,344	711,162

Interest income	3,904	69,763

Net income	$111,646	$143,087

Allocation of net income:
Net income allocated to general partners	$2	$2

Net income allocated to limited partners	$111,644	$143,085

Weighted average number of limited
partnership units outstanding	4,407,870	4,025,975

Basic and diluted net income
per limited partnership unit	$0.03	$0.04

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
		Accumulated	Number of		Accumulated
	Contributions	Income (Losses)	Units	Contributions	Losses	Total
Balance as of January 1, 2005	$26,993,682	$(92,579)	3,158,195	$500	$(26)	$26,901,577

Issuance of units of limited
partnership interest, net	11,069,446		1,258,008			11,069,446

Redemption of units of limited
partnership interest	(163,930)		(17,617)			(163,930)

Distributions to limited partners	(2,236,378)	(349,746)				(2,586,124)

Units issued pursuant
to Distribution Reinvestment Plan	150,019		16,338			150,019

Net income		442,325			5	442,330

Balance as of December 31, 2005	35,812,839	-	4,414,924	500	(21)	35,813,318

Redemption of units of limited
partnership interest	(196,916)		(19,839)			(196,916)

Distributions to limited partners	(540,515)	(111,644)				(652,159)

Net income		111,644			2	111,646

Balance as of March 31, 2006	$35,075,408	$-	4,395,085	$500	$(19)	$35,075,889

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities
Net income	$111,646	$143,087
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation and amortization	460,956	238,953
Change in accounts receivable	(43,908)	(84,477)
Change in prepaid expenses and other assets	(11,020)	(37,787)
Change in accounts payable	35,952	25,283
Change in accrued liabilities	200,424	(19,036)
Addition of lease intangibles	(10,652)	-
Cash provided by operating activities	743,398	266,023

Cash flows from investing activities
Purchases of real estate	-	(6,747,926)
Purchases of property and equipment	(75,849)	(139,599)
Change in payables to affiliates	-	222,250
Cash used in investing activities	(75,849)	(6,665,275)

Cash flows from financing activities
Proceeds from sale of limited partnership units	-	12,559,695
Redemptions	(196,916)	-
Offering costs	-	(1,503,715)
Distributions	(653,170)	(353,372)
Change in limited partners’ subscriptions	-	(1,339,630)
Change in restricted cash	-	1,324,040
Change in receivables or payables to affiliates	7,311	(18,349)
Cash (used in) provided by financing activities	(842,775)	10,668,669

Net change in cash and cash equivalents	(175,226)	4,269,417
Cash and cash equivalents at beginning of period	3,031,879	9,197,579
Cash and cash equivalents at end of period	$2,856,653	$13,466,996

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$-	$162,485

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005, as described below (the “Offering”).  The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the Offering in February 2005.  We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or our termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement, which includes a majority vote of the limited partners.

As of the termination of the Offering, we had accepted subscriptions for 4,432,540 limited partnership units, raising $44,249,101.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

On March 12, 2004, we commenced active operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Property”).

2.                                      Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 units available pursuant to the Partnership’s distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP with the termination of the Offering on February 19, 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  As of March 31, 2006, we have redeemed 37,456 of the units issued pursuant to the Offering for $360,846.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10 and no valuation or appraisal of our units will be performed.  After the first three full fiscal years following the termination of the Offering, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of May 11, 2006, we had 4,395,085 limited partnership units outstanding.

3.                                      Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31,

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

2005, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of March 31, 2006 and consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and cash flows for the three month periods ended March 31, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly our financial position as of March 31, 2006 and December 31, 2005 and the results of our operations and cash flows for the three month periods ended March 31, 2006 and 2005.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our all wholly-owned subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  We had recorded accumulated depreciation associated with our tangible assets of $1,037,986 at March 31, 2006.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable terms of the respective leases.  We record the fair value of above-market and below-

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the remaining non-cancelable terms of the respective leases.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated useful lives for lease intangibles as of March 31, 2006 range from 3.7 years to 12.5 years.

We had recorded accumulated amortization associated with our acquired lease intangibles of $1,091,709 at March 31, 2006.

Anticipated amortization associated with lease intangibles for the period from April 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1, 2006 - December 31, 2006	$693,606
2007	924,808
2008	840,283
2009	687,051
2010	626,603

As of March 31, 2006, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above - Market	Below - Market
	Improvements	Leases	Leases	Leases
Cost	$21,528,109	$6,150,365	$727,893	$(750,267)
Less: depreciation and amortization	(1,037,986)	(1,092,288)	(192,268)	192,847
Net	$20,490,123	$5,058,077	$535,625	$(557,420)

     Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three months ended March 31, 2006 and 2005.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $1,014 and $367 at March 31, 2006 and December 31, 2005 respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid insurance.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  Some leases contain provisions for the tenant’s payment of additional rent after certain tenant sales revenue thresholds are met.  Such contingent rent is recognized as revenue after the related revenue threshold is met.  We had no contingent rent for the three months ended March 31, 2006 and 2005.  The total net increase to rental revenues due to straight-line rent adjustments for the three months ended March 31, 2006 and 2005 was $12,628 and $11,529, respectively.

Offering Costs

The General Partners funded all of the organization and offering costs on our behalf.  We were required to reimburse them for such organization and offering costs up to 2.5% of cumulative capital raised by us in the Offering, which terminated on February 19, 2005.  Organization and offering costs included items such as legal and accounting fees, marketing, promotional and printing costs.  All offering costs were recorded as an offset to partners’ capital, and all organization costs were recorded as an expense at the time we became liable for the payment of these amounts.

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

Concentration of Credit Risk

At March 31, 2006, we had cash and cash equivalents in excess of federally insured levels on deposit in two financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  Our current business consists only of owning, managing, operating, leasing, acquiring, developing, investing in and disposing of real estate assets.  All of our consolidated revenues are from our wholly-owned real estate properties.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our properties have been aggregated into one reportable segment.

Per Limited Partnership Unit Data

Net income per limited partnership unit is calculated by dividing the net income allocated to limited partners for each period by the weighted average number of limited partnership units outstanding during such period.  Net income per limited partnership unit on a basic and diluted basis is the same because the Partnership has no potential dilutive limited partnership units outstanding.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

5.                                      Real Estate

As of March 31, 2006, we wholly-owned the following six properties:

		Approximate Rentable Square Footage
Property Name	Location	(Unaudited)	Description
Hopkins Property	Minneapolis, Minnesota	29,660	One story office building
Northpoint Property	Dallas, Texas	79,049	Two story office building
Tucson Way	Denver, Colorado	70,660	Two story office building
2800 Mockingbird Property	Dallas, Texas	73,349	One story office building
Parkway Vista	Dallas, Texas	33,467	Two story office building
ASC Building	Dallas, Texas	28,880	One story office building

6.                                      Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to February 19, 2005, pursuant to the distribution reinvestment feature of our DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on February 19, 2005.  However, partners may elect to participate in the distribution reinvestment plan of Behringer Harvard REIT I, Inc.  As of March 31, 2006, distributions payable were $223,971.  The following are the distributions declared during the three months ended March 31, 2006.

	Distributions
2006	Total	Cash	DRIP
1st Quarter	$652,159	$652,159	$-

7.                                      Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the three months ended March 31, 2006 and 2005.

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the three months ended March 31, 2006	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$-	$-	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	-	-	-	-

Behringer Advisors I, acquisition, advisory fees and expenses	-	-	-	-

HPT Management, property management and leasing fees	50,798	-	-	50,798

Behringer Advisors I, asset management fees	40,878	-	-	40,878

Total	$91,676	$-	$-	$91,676

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the three months ended March 31, 2005	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$1,192,595	$1,192,595	$-	$-

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	-	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	222,250	-	222,250	-

HPT Management, property management and leasing fees	27,345	-	-	27,345

Behringer Advisors I, asset management fees	24,465	-	-	24,465

Total	$1,783,613	$1,503,715	$222,250	$57,648

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds paid to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the three months ended March 31, 2006 as a result of the termination of the Offering on February 19, 2005.  For the three months ended March 31, 2005, Behringer Securities earned $873,522 in selling commissions and $319,073 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the period ended March 31, 2005.

Behringer Advisors I, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs based on respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.  As of March 31, 2006, $1,097,713 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, all of which had been reimbursed by us.  Of the $1,097,713 of organization and offering costs reimbursed by us as of March 31, 2006, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organizational costs.  For the three months ended March 31, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the three months ended March 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was capitalized as offering costs in Partners’ capital and $5,838 was expensed as organizational costs.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the three months ended March 31, 2006, Behringer Advisors I did not earn any acquisition and advisory fees.  During the three months ended March 31, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $190,500 and reimbursement for related expenses totaled $31,750.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

(B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2006, we incurred $50,798 in property management fees payable to HPT Management.  During the three months ended March 31, 2005, we incurred $27,345 in property management fees payable to HPT Management.

We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2006, we incurred $40,878 of asset management fees.  During the three months ended March 31, 2005, we incurred $24,465 of asset management fees.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to Limited Partners from the sale proceeds of an amount which, together with prior distributions to the Limited Partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because our limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

We are dependent on Behringer Advisors I and HPT Management for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

8.                                      Recently Issued Accounting Pronouncements

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3, on January 1, 2006.  The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this Statement did not have a material effect on our financial condition, results of operations, or liquidity.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, and identified intangible assets based on their relative fair values in accordance with SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to changes until our information is finalized, which is no later than 12 months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three months ended March 31, 2006 and 2005.

Overview

At March 31, 2006, we wholly-owned six properties.  At March 31, 2005, we wholly-owned four properties.  As a result, our results of operations for the three months ended March 31, 2006 are significantly different from the results for the three months ended March 31, 2005.  We completed our asset acquisition phase with the purchase of the ASC Building on December 21, 2005.

Results of Operations

Three months ended March 31, 2006 as compared to the three months ended March 31, 2005

Revenue. Rental revenue for the three months ended March 31, 2006 and 2005 was $1,369,086 and $784,486, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above and below market leases.  Rental revenue for the three months ended March 31, 2006 was derived from our six wholly-owned properties.  For the three months ended March 31, 2005, rental revenue was derived from our four wholly-owned properties.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2006 were $357,062 and were comprised of operating expenses from our six wholly-owned properties.  Property operating expenses for the three months ended March 31, 2005 were $224,611 and were comprised of operating expenses from our four wholly-owned properties.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2006 were $201,652 and were comprised of real estate taxes from our six wholly-owned properties.  Real estate taxes for the three months ended March 31, 2005 were $90,320 and were comprised of the real estate taxes from our four wholly-owned properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2006 were $91,676 and were comprised of property management and asset management fees from our six wholly-owned properties.  For the three months ended March 31, 2005, we had incurred $51,810 of property and asset management fees from our four wholly-owned properties.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $142,553 and $114,518, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $468,401 and was comprised of depreciation and amortization of our six wholly-owned properties.  Depreciation and amortization expense for the three months ended March 31, 2005 was $229,903 and was comprised of depreciation and amortization of our four wholly-owned properties.

Interest Income. Interest income for the three months ended March 31, 2006 was $3,904 and was comprised primarily of interest income associated with funds on deposit with banks.  For the three months ended March 31, 2005, we had earned interest income of $69,763.  As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of additional properties and the termination of the Offering on February 19, 2005.

Cash Flow Analysis

At March 31, 2006 we wholly-owned six properties.  At March 31, 2005 we wholly-owned four properties.  We also terminated our Offering on February 19, 2005.  As a result, our cash flows for the three months ended March 31, 2006 are significantly different from the results for the three months ended March 31, 2005.

Cash provided by operating activities for the three months ended March 31, 2006 was $743,398 and was primarily comprised of net income of $111,646, adjusted for depreciation and amortization of $460,956 and changes in working capital accounts of $181,448.  Cash provided by operations for the three months ended March 31, 2005 of $266,023 was comprised of the net income of $143,087, adjusted for depreciation and amortization of $238,953 offset by changes in working capital accounts of $116,017.

Cash used in investing activities for the three months ended March 31, 2006 was $75,849 and was comprised of purchases of property and equipment for our wholly-owned properties.  Cash used in investing activities for the three months ended March 31, 2005 was $6,665,275 and was comprised primarily of our acquisition of the 2800 Mockingbird Property and purchases of property and equipment of $139,599.

Cash used in financing activities for the three months ended March 31, 2006 was $842,775 and cash provided by financing activities for the three months ended March 31, 2005 was $10,668,669.  Cash used in financing activities for the three months ended March 31, 2006 is primarily due to distributions and the redemption of partnership units during the period.  Cash provided by financing activities for the three months ended March 31, 2005 is primarily due to the additional number of partnership units issued during the period, net of offering costs, and distributions for the period.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,856,653 at March 31, 2006.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.  Our principal demands for funds will continue to be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Distributions made in 2006 were paid primarily from cash from operations.  Other potential future sources of capital include proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

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

Item 4.                Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

During the first quarter of 2006, we implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and resulted in a significant change to our internal controls.  While we believe these changes will improve and strengthen our overall system of internal control, there are inherent risks associated with implementing software changes.  We expect to modify our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, will continue to be designed appropriately and operate effectively.

There have been no other changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.             Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

As of March 31, 2006, the number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101. No units were sold during the three months ended March 31, 2006.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $39,012,701.  As of March 31, 2006, we had used $34,481,458 of such net offering proceeds to purchase real estate.  Of the amount used for the purchase of these investments, $1,169,875 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”).  The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption.  During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to proceeds from our DRIP, plus 1% of the operating cash flow from the previous fiscal year.  The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time.  Our General Partners may suspend or terminate the Redemption Program at any time.  During the quarter ended March 31, 2006, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average Price	Purchased as Part of	Units that May Yet Be
	Number of	Paid per	Publicly Announced	Purchased Under the
Period	Units Redeemed	Unit	Plans or Programs	Plans or Programs
January 2006	-	$-	-	(1)
February 2006	19,839	$9.93	19,839	(1)
March 2006	-	$-	-	(1)

(1) A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.               Defaults upon Senior Securities.

None.

Item 4.               Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5.               Other Information.

None.

Item 6.               Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: May 15, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certificate of Chief Executive and Financial Officers

* In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.