Form 10-Q
period 2006-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2006-08-11
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

None

(Former name, former address and former fiscal year, if changed since last report)

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

FORM 10-Q

Quarter Ended June 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.                                                           Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2006	2005

Assets
Real estate
Land	$7,724,859	$7,822,799
Buildings, net	20,303,727	20,534,983
Total real estate	28,028,586	28,357,782

Cash and cash equivalents	2,634,206	3,031,879
Accounts receivable, net	362,872	367,850
Prepaid expenses and other assets	30,828	33,799
Lease intangibles, net	5,310,926	5,864,858
Total assets	$36,367,418	$37,656,168

Liabilities and partners’ capital

Liabilities
Accounts payable	$619	$81
Payables to affiliates	29,656	23,196
Acquired below-market lease intangibles, net	517,300	596,922
Distributions payable	216,476	224,982
Accrued liabilities	1,045,464	997,669
Total liabilities	1,809,515	1,842,850

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,389,624 units and 4,414,924 units issued and outstanding at June 30, 2006 and December 31, 2005, respectively	34,557,420	35,812,839
General partners	483	479
Total partners’ capital	34,557,903	35,813,318
Total liabilities and partners’ capital	$36,367,418	$37,656,168

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Rental revenue	$1,392,803	$993,683	$2,761,889	$1,778,169

Expenses
Property operating expenses	315,647	276,018	672,709	500,629
Real estate taxes	211,384	103,799	413,036	194,119
Property and asset management fees	91,642	67,111	183,318	118,921
General and administrative	117,652	130,981	260,205	245,499
Depreciation and amortization	471,435	308,966	939,836	538,869
Total expenses	1,207,760	886,875	2,469,104	1,598,037

Interest income	4,770	68,969	8,674	138,732
Other income	—	5,660	—	5,660

Net income	$189,813	$181,437	$301,459	$324,524

Allocation of net income:
Net income allocated to general partners	$2	$2	$4	$4

Net income allocated to limited partners	$189,811	$181,435	$301,455	$324,520

Weighted average number of limited partnership units outstanding	4,393,285	4,426,025	4,400,646	4,227,105

Basic and diluted net income per limited partnership unit	$0.04	$0.04	$0.07	$0.08

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
		Accumulated	Number of		Accumulated
	Contributions	Income (Losses)	Units	Contributions	Income (Losses)	Total
Balance as of January 1, 2005	$26,993,682	$(92,579)	3,158,195	$500	$(26)	$26,901,577

Issuance of units of limited partnership interest, net	11,069,446		1,258,008			11,069,446

Redemption of units of limited partnership interest	(163,930)		(17,617)			(163,930)

Distributions to limited partners	(2,236,378)	(349,746)				(2,586,124)

Units issued pursuant to Distribution Reinvestment Plan	150,019		16,338			150,019

Net income		442,325			5	442,330

Balance as of December 31, 2005	35,812,839	—	4,414,924	500	(21)	35,813,318

Redemption of units of limited partnership interest	(247,523)		(25,300)			(247,523)

Distributions to limited partners	(1,007,896)	(301,455)				(1,309,351)

Net income		301,455			4	301,459

Balance as of June 30, 2006	$34,557,420	$—	4,389,624	$500	$(17)	$34,557,903

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2006	June 30, 2005

Cash flows from operating activities
Net income	$301,459	$324,524
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	924,329	558,061
Change in accounts receivable	4,978	(109,996)
Change in prepaid expenses and other assets	2,971	(18,465)
Change in accounts payable	538	(1,088)
Change in accrued liabilities	47,795	(56,545)
Addition of lease intangibles	(10,653)	—
Cash provided by operating activities	1,271,417	696,491

Cash flows from investing activities
Purchases of real estate	—	(12,055,099)
Purchases of property and equipment	(110,170)	(179,829)
Cash used in investing activities	(110,170)	(12,234,928)

Cash flows from financing activities
Proceeds from sale of limited partnership units	—	12,560,696
Redemptions	(247,523)	(115,809)
Offering costs	—	(1,503,715)
Distributions	(1,317,857)	(1,022,649)
Change in limited partners’ subscriptions	—	(1,339,630)
Change in restricted cash	—	1,339,086
Change in receivables or payables to affiliates	6,460	(11,250)
Cash (used in) provided by financing activities	(1,558,920)	9,906,729

Net change in cash and cash equivalents	(397,673)	(1,631,708)
Cash and cash equivalents at beginning of period	3,031,879	9,197,579
Cash and cash equivalents at end of period	$2,634,206	$7,565,871

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$162,485

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  Initially, we were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception).  We offered our limited partnership units to the public pursuant to the offering that commenced on February 19, 2003 and terminated on February 19, 2005, as described below (the “Offering”).  The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the Offering in February 2005.  We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire institutional quality office and office service center properties, in highly desirable locations in markets with barriers to entry and limited potential for new development.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or our termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.     Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP with the termination of the Offering on February 19, 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  As of June 30, 2006, we have redeemed 42,917 of the units issued pursuant to the Offering for $411,453.

For the first three full fiscal years following the termination of the Offering, the value of our units will be deemed to be $10 and no valuation or appraisal of our units will be performed.  After the first three full fiscal years following the termination of the Offering, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by it, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of August 10, 2006, we had 4,389,624 limited partnership units outstanding.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2006 and consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six month periods ended June 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2006 and December 31, 2005 and the results of our operations and cash flows for the periods ended June 30, 2006 and 2005.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with our tangible assets was $1,258,704 at June 30, 2006.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of June 30, 2006 range from 1.8 years to 10.8 years.

Accumulated amortization associated with our lease intangibles was $1,334,365 at June 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
July 1, 2006 - December 31, 2006	$462,404
2007	924,808
2008	840,283
2009	687,051
2010	626,603

As of June 30, 2006, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$21,562,431	$6,150,365	$727,893	$(750,267)
Less: depreciation and amortization	(1,258,704)	(1,343,007)	(224,325)	232,967
Net	$20,303,727	$4,807,358	$503,568	$(517,300)

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three and six months ended June 30, 2006 and 2005.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to those properties that are consolidated in our financial statements.  Our allowance for doubtful accounts associated with accounts receivable was $77 and $367 at June 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include prepaid insurance.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three and six months ended June 30, 2006, the total net increases to rental revenues due to straight-line rent adjustments were $10,117 and $22,745, respectively.  For the three and six months ended June 30, 2005, the total net increases to rental revenues due to straight-line rent adjustments were $7,773 and $19,302, respectively.

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

Concentration of Credit Risk

At June 30, 2006, we had cash and cash equivalents in excess of federally insured levels on deposit in two financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

5.              Real Estate

As of June 30, 2006, we wholly owned the following six properties:

Property Name	Location	Approximate Rentable Square Footage (Unaudited)	Description
Hopkins Property	Minneapolis, Minnesota	29,660	One story office building
Northpoint Property	Dallas, Texas	79,049	Two story office building
Tucson Way	Denver, Colorado	70,660	Two story office building
2800 Mockingbird Property	Dallas, Texas	73,349	One story office building
Parkway Vista	Dallas, Texas	33,467	Two story office building
ASC Building	Dallas, Texas	28,880	One story office building

6.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to February 19, 2005, pursuant to the distribution reinvestment feature of our DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on February 19, 2005.  However, partners may elect to participate in the distribution reinvestment plan of Behringer Harvard REIT I, Inc.  As of June 30, 2006, distributions payable were $216,476.  The following is a summary of the distributions declared during 2006:

	Distributions
2006	Total	Cash	DRIP
First Quarter	$652,159	$652,159	$—
Second Quarter	657,192	657,192	—
	$1,309,351	$1,309,351	$—

7.              Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the six months ended June 30, 2006 and 2005:

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the six months ended June 30, 2006	incurred	costs	to real estate	expensed
Behringer Securities LP, commissions and dealer manager fees	$—	$—	$—	$—

Behringer Advisors I, reimbursement of organization and offering expenses	—	—	—	—

Behringer Advisors I, acquisition, advisory fees and expenses	—	—	—	—

HPT Management Services LP, property management and leasing fees	100,824	—	—	100,824

Behringer Advisors I, asset management fees	82,494	—	—	82,494
Total	$183,318	$—	$—	$183,318

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the six months ended June 30, 2005	incurred	costs	to real estate	expensed
Behringer Securities LP, commissions and dealer manager fees	$1,192,595	$1,192,595	$—	$—

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	—	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	404,250	—	404,250	—

HPT Management Services LP, property management and leasing fees	63,760	—	—	63,760

Behringer Advisors I, asset management fees	55,161	—	—	55,161
Total	$2,032,724	$1,503,715	$404,250	$124,759

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the six months ended June 30, 2006 as a result of the termination of the Offering on February 19, 2005.  For the six months ended June 30, 2005, Behringer Securities earned $873,522 in selling commissions and $319,073 in dealer manager fees, which were recorded as a reduction in Partners’ capital.

Behringer Advisors I, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs based on respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.  As of June 30, 2006, $1,097,713 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, all of which had been reimbursed by us.  Of the $1,097,713 of organization and offering costs reimbursed by us as of June 30, 2006, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organizational costs.  For the six months ended June 30, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the six months ended June 30, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was capitalized as offering costs in Partners’ capital and $5,838 was expensed as organizational costs.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the six months ended June 30, 2006, Behringer Advisors I did not earn any acquisition and advisory fees.  During the six months ended June 30, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $346,500 and reimbursement for related expenses totaled $57,750.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

(B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the six months ended June 30, 2006 and 2005, we incurred $100,824 and $63,760, respectively, in property management fees payable to HPT Management.

We pay Behringer Advisors I, or its affiliates, an annual advisor asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2006 and 2005, we incurred $82,494 and $55,161, respectively, of asset management fees.

In connection with the sale of our properties, we will pay to the General Partners or their affiliates a real estate commission in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to our limited partners from the sale proceeds of an amount which, together with prior distributions to our limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated real estate commissions that are not payable at the date of sale, because our limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then the General Partners are entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.

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

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three and six months ended June 30, 2006 and 2005.

Overview

At June 30, 2006, we wholly owned six properties as compared to five wholly-owned properties at June 30, 2005.  As a result, our results of operations for the three and six months ended June 30, 2006 are different from the results for the three and six months ended June 30, 2005.  We completed our asset acquisition phase with the purchase of the ASC Building on December 21, 2005.

Results of Operations

Three months ended June 30, 2006 as compared to the three months ended June 30, 2005

Rental Revenue. Rental revenue for the three months ended June 30, 2006 and 2005 was $1,392,803 and $993,683, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  Rental revenue for the three months ended June 30, 2006 was derived from our six wholly-owned properties.  For the three months ended June 30, 2005, rental revenue was derived from five wholly-owned properties.

Property Operating Expenses. Property operating expenses for the three months ended June 30, 2006 were $315,647 and were comprised of operating expenses from our six wholly-owned properties.  Property operating expenses for the three months ended June 30, 2005 were $276,018 and were comprised of operating expenses from five wholly-owned properties.

Real Estate Taxes. Real estate taxes for the three months ended June 30, 2006 were $211,384 and were comprised of real estate taxes from our six wholly-owned properties.  Real estate taxes for the three months ended June 30, 2005 were $103,799 and were comprised of the real estate taxes from five wholly-owned properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended June 30, 2006 were $91,642 and were comprised of property management and asset management fees from our six wholly-owned properties.  For the three months ended June 30, 2005, we had incurred $67,111 of property and asset management fees from five wholly-owned properties.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2006 and 2005 were $117,652 and $130,981, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2006 was $471,435, and was comprised of depreciation and amortization of our six wholly-owned properties.  Depreciation and amortization expense for the three months ended June 30, 2005 was $308,966 and was comprised of depreciation and amortization of five wholly-owned properties.

Interest Income. Interest income for the three months ended June 30, 2006 was $4,770 and was comprised primarily of interest income associated with funds on deposit with banks.  For the three months ended June 30, 2005, we had earned interest income of $68,969.  As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of additional properties and the termination of the Offering on February 19, 2005.

Six months ended June 30, 2006 as compared to the six months ended June 30, 2005

Rental Revenue. Rental revenue for the six months ended June 30, 2006 and 2005 was $2,761,889 and $1,778,169, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  Rental revenue for the six months ended June 30, 2006 was derived from our six wholly-owned properties.  For the six months ended June 30, 2005, rental revenue was derived from five wholly-owned properties.

Property Operating Expenses. Property operating expenses for the six months ended June 30, 2006 were $672,709 and were comprised of operating expenses from our six wholly-owned properties.  Property operating expenses for the six months ended June 30, 2005 were $500,629 and were comprised of operating expenses from five wholly-owned properties.

Real Estate Taxes. Real estate taxes for the six months ended June 30, 2006 were $413,036 and were comprised of real estate taxes from our six wholly-owned properties.  Real estate taxes for the six months ended June 30, 2005 were $194,119 and were comprised of the real estate taxes from five wholly-owned properties.

Property and Asset Management Fees. Property and asset management fees for the six months ended June 30, 2006 were $183,318 and were comprised of property management and asset management fees from our six wholly-owned properties.  For the six months ended June 30, 2005, we had incurred $118,921 of property and asset management fees from five wholly-owned properties.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2006 and 2005 were $260,205 and $245,499, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2006 was $939,836 and was comprised of depreciation and amortization of our six wholly-owned properties.  Depreciation and amortization expense for the six months ended June 30, 2005 was $538,869 and was comprised of depreciation and amortization of five wholly-owned properties.

Interest Income. Interest income for the six months ended June 30, 2006 was $8,674 and was comprised primarily of interest income associated with funds on deposit with banks.  For the six months ended June 30, 2005, we had earned interest income of $138,732.  As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of additional properties and the termination of the Offering on February 19, 2005.

Cash Flow Analysis

At June 30, 2006 we wholly owned six properties.  At June 30, 2005 we wholly owned five properties.  We also terminated our Offering on February 19, 2005.  As a result, our cash flows for the six months ended June 30, 2006 are significantly different from the results for the six months ended June 30, 2005.

Cash provided by operating activities for the six months ended June 30, 2006 was $1,271,417 and was primarily comprised of net income of $301,459, adjusted for depreciation and amortization of $924,329 and changes in working capital accounts of $56,282.  Cash provided by operating activities for the six months ended June 30, 2005 of $696,491 was comprised of net income of $324,524, adjusted for depreciation and amortization of $558,061 and offset by changes in working capital accounts of $186,094.

Cash used in investing activities for the six months ended June 30, 2006 was $110,170 and was comprised of purchases of property and equipment for our wholly-owned properties.  Cash used in investing activities for the six months ended June 30, 2005 was $12,234,928 and was comprised primarily of our acquisitions of the 2800 Mockingbird and Parkway Vista properties and purchases of property and equipment of $179,829.

Cash used in financing activities for the six months ended June 30, 2006 was $1,558,920 and cash provided by financing activities for the six months ended June 30, 2005 was $9,906,729.  Cash used in financing activities for the six months ended June 30, 2006 is primarily due to distributions and the redemption of partnership units during the period.  Cash provided by financing activities for the six months ended June 30, 2005 is primarily due to the additional number of partnership units issued during the period, net of offering costs, offset by distributions of $1,022,649.

Liquidity and Capital Resources

Cash and cash equivalents were $2,634,206 at June 30, 2006.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.  Our principal demands for funds will continue to be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.

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

Item 4.                                                           Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, during the first quarter of 2006, we implemented a new accounting and property management system throughout our operations.  This software change affected all aspects of our accounting and financial systems and resulted in a significant change to our internal controls.  While we believe these changes have improved and strengthened our overall system of internal control, there are inherent risks associated with implementing software changes.  We have modified our system of internal control over financial reporting in order to address the impact of these software changes, and believe that our controls, as modified, continue to be designed appropriately and operate effectively.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100126).  The Registration Statement also covered up to 4,000,000 units available pursuant to our DRIP at $10 per unit.  The Offering was terminated on February 19, 2005.  As of June 30, 2006, the number of units sold pursuant to the Offering was 4,432,540 and the gross offering proceeds realized were $44,249,101.  No units were sold during the three months ended June 30, 2006.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $39,012,701.  As of June 30, 2006, we had used $34,515,779 of such net offering proceeds to purchase real estate.  Of the amount used for the purchase of these investments, $1,169,875 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”).  The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption.  During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to proceeds from our DRIP, plus 1% of the operating cash flow from the previous fiscal year.  The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time.  Our General Partners may suspend or terminate the Redemption Program at any time.  The provisions of the Redemption Program in no way limit our ability to repurchase units from investors by any other legally available means for any reason that our General Partners, in their discretion, deems to be in our best interest.  During the quarter ended June 30, 2006, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average	Purchased as Part	Units that May Yet
	Number of	Price Paid	of Publicly Announced	be Purchased Under
Period	Units Redeemed	per Unit	Plans or Programs	the Plans or Programs
April 2006	—	$—	—	(1)
May 2006	5,461	$9.27	5,461	(1)
June 2006	—	$—	—	(1)

(1) A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.                                                           Defaults upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2006.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP Co-General Partner

Dated: August 11, 2006	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1*	Section 1350 Certifications of Chief Executive and Financial Officers

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