Form 10-Q
period 2006-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2006-11-13
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

FORM 10-Q

Quarter Ended September 30, 2006

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Real estate
Land	$7,724,859	$7,822,799
Buildings, net	20,093,484	20,534,983
Total real estate	27,818,343	28,357,782

Cash and cash equivalents	2,822,443	3,031,879
Accounts receivable, net	460,629	367,850
Prepaid expenses and other assets	38,971	33,799
Lease intangibles, net	5,041,723	5,864,858
Total assets	$36,182,109	$37,656,168

Liabilities and partners’ capital

Liabilities
Accounts payable	$39,182	$81
Payables to affiliates	36,761	23,196
Acquired below-market lease intangibles, net	477,181	596,922
Distributions payable	213,959	224,982
Accrued liabilities	1,917,022	997,669
Total liabilities	2,684,105	1,842,850

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,338,585 units and 4,414,924 units issued and outstanding at September 30, 2006 and December 31, 2005, respectively	33,497,520	35,812,839
General partners	484	479
Total partners’ capital	33,498,004	35,813,318
Total liabilities and partners’ capital	$36,182,109	$37,656,168

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Rental revenue	$1,404,317	$1,137,413	$4,166,206	$2,915,582

Expenses
Property operating expenses	332,442	363,418	1,005,151	864,047
Real estate taxes	294,711	228,966	707,747	423,085
Property and asset management fees	96,307	80,187	279,625	199,108
General and administrative	161,272	196,973	421,477	442,472
Depreciation and amortization	472,306	403,871	1,412,142	942,740
Total expenses	1,357,038	1,273,415	3,826,142	2,871,452

Interest income	13,524	44,771	22,198	183,503
Other loss	—	(5,660)	—	—

Net income (loss)	$60,803	$(96,891)	$362,262	$227,633

Allocation of net income:
Net income (loss) allocated to general partners	$1	$—	$5	$4

Net income (loss) allocated to limited partners	$60,802	$(96,891)	$362,257	$227,629

Weighted average number of limited partnership units outstanding	4,372,981	4,420,929	4,391,323	4,292,423

Basic and diluted net income (loss) per limited partnership unit	$0.01	$(0.02)	$0.08	$0.05

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
		Accumulated	Number of		Accumulated
	Contributions	Income (Losses)	Units	Contributions	Income (Losses)	Total
Balance as of January 1, 2005	$26,993,682	$(92,579)	3,158,195	$500	$(26)	$26,901,577

Issuance of units of limited partnership interest, net	11,069,446		1,258,008			11,069,446

Redemption of units of limited partnership interest	(163,930)		(17,617)			(163,930)

Distributions to limited partners	(2,236,378)	(349,746)				(2,586,124)

Units issued pursuant to Distribution Reinvestment Plan	150,019		16,338			150,019

Net income		442,325			5	442,330

Balance as of December 31, 2005	35,812,839	—	4,414,924	500	(21)	35,813,318

Redemption of units of limited partnership interest	(706,879)		(76,339)			(706,879)

Distributions to limited partners	(1,608,440)	(362,257)				(1,970,697)

Net income		362,257			5	362,262

Balance as of September 30, 2006	$33,497,520	$—	4,338,585	$500	$(16)	$33,498,004

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2006	September 30, 2005

Cash flows from operating activities
Net income	$362,262	$227,633
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,388,572	967,772
Change in accounts receivable	(92,779)	(100,116)
Change in prepaid expenses and other assets	(5,172)	(75,724)
Change in accounts payable	39,101	6,495
Change in accrued liabilities	461,047	246,852
Addition of lease intangibles	(24,226)	—
Cash provided by operating activities	2,128,805	1,272,912

Cash flows from investing activities
Purchases of real estate	—	(12,055,099)
Purchases of property and equipment	(121,513)	(219,591)
Cash used in investing activities	(121,513)	(12,274,690)

Cash flows from financing activities
Proceeds from sale of limited partnership units	—	12,560,845
Redemptions	(248,573)	(135,081)
Offering costs	—	(1,503,715)
Distributions	(1,981,720)	(1,691,250)
Change in limited partners’ subscriptions	—	(1,339,630)
Change in restricted cash	—	1,339,086
Change in receivables or payables to affiliates	13,565	(436)
Cash (used in) provided by financing activities	(2,216,728)	9,229,819

Net change in cash and cash equivalents	(209,436)	(1,771,959)
Cash and cash equivalents at beginning of period	3,031,879	9,197,579
Cash and cash equivalents at end of period	$2,822,443	$7,425,620

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$162,485

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

2.              Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP with the termination of the Offering on February 19, 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  As of September 30, 2006, we have redeemed 93,955 of the units issued pursuant to the Offering for $870,809.  Our General Partners have decided to terminate the redemption program effective December 31, 2006.  Redemption requests completed and received by November 30, 2006 will be processed and submitted for approval, subject to the program’s limitations.

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

As of November 9, 2006, we had 4,338,585 limited partnership units outstanding.

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2006, consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine month periods ended September 30, 2006 and 2005 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

of September 30, 2006 and December 31, 2005 and the results of our operations and cash flows for the periods ended September 30, 2006 and 2005.

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

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of the building is depreciated over the estimated useful life of 25 years using the straight-line method.  Accumulated depreciation associated with our tangible assets was $1,480,289 at September 30, 2006.

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

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of September 30, 2006 range from 1.6 years to 10.6 years.

Accumulated amortization associated with our lease intangibles was $1,577,023 at September 30, 2006.

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2006 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
October 1, 2006 - December 31, 2006	$231,202
2007	924,808
2008	840,283
2009	687,051
2010	626,603

As of September 30, 2006, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
Cost	$21,573,773	$6,163,938	$727,894	$(750,267)
Less: depreciation and amortization	(1,480,289)	(1,593,727)	(256,382)	273,086
Net	$20,093,484	$4,570,211	$471,512	$(477,181)

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three and nine months ended September 30, 2006 and 2005.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to those properties that are consolidated in our financial statements.  Our allowance for doubtful accounts associated with accounts receivable was $26,292 and $367 at September 30, 2006 and December 31, 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include prepaid insurance.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three and nine months ended September 30, 2006, the total net increases to rental revenues due to straight-line rent adjustments were $3,379 and $26,124, respectively.  For the three and nine months ended September 30, 2005, the total net increases to rental revenues due to straight-line rent adjustments were $9,430 and $28,732, respectively.

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

Certain of our transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with GAAP.  Accordingly, our net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

Concentration of Credit Risk

At September 30, 2006, we had cash and cash equivalents in excess of federally insured levels on deposit in two financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

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

5.              Real Estate

As of September 30, 2006, we wholly owned the following six properties:

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

6.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to February 19, 2005, pursuant to the distribution reinvestment feature of our DRIP, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution.  We record all distributions when declared.  The limited partnership units issued through the DRIP were recorded when the units were actually issued.  The offering of the units pursuant to the DRIP was terminated on February 19, 2005.  The partners may elect to participate in the distribution reinvestment plan of Behringer Harvard REIT I, Inc., but the ability to make such an election terminates effective December 31, 2006.  As of September 30, 2006, distributions payable were $213,959.  The following is a summary of the distributions declared during 2006:

	Distributions
2006	Total	Cash	DRIP
First Quarter	$652,159	$652,159	$—
Second Quarter	657,192	657,192	—
Third Quarter	661,346	661,346	—
	$1,970,697	$1,970,697	$—

7.              Related Party Arrangements

The General Partners and certain of their affiliates receive fees and compensation in connection with the Offering and in the acquisition, management and sale of our assets.

The following is a summary of the related party fees and compensation incurred by us during the nine months ended September 30, 2006 and 2005:

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the nine months ended September 30, 2006	incurred	costs	to real estate	expensed
HPT Management, property management and leasing fees	$155,350	$—	$—	$155,350

Behringer Advisors I, asset management fees	124,275	—	—	124,275
Total	$279,625	$—	$—	$279,625

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

		Total capitalized	Total
	Total	to offering	capitalized	Total
For the nine months ended September 30, 2005	incurred	costs	to real estate	expensed
Behringer Securities, commissions and dealer manager fees	$1,192,595	$1,192,595	$—	$—

Behringer Advisors I, reimbursement of organization and offering expenses	316,958	311,120	—	5,838

Behringer Advisors I, acquisition, advisory fees and expenses	404,250	—	404,250	—

HPT Management, property management and leasing fees	103,782	—	—	103,782

Behringer Advisors I, asset management fees	95,326	—	—	95,326
Total	$2,112,911	$1,503,715	$404,250	$204,946

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to the distribution reinvestment feature of our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the nine months ended September 30, 2006 as a result of the termination of the Offering on February 19, 2005.  For the nine months ended September 30, 2005, Behringer Securities earned $873,522 in selling commissions and $319,073 in dealer manager fees, which were recorded as a reduction in Partners’ capital.

Behringer Advisors I, a general partner of and advisor to us, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  Behringer Advisors I or its affiliates determine the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs based on respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.  As of September 30, 2006, $1,097,713 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, all of which had been reimbursed by us.  Of the $1,097,713 of organization and offering costs reimbursed by us as of September 30, 2006, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organizational costs.  For the nine months ended September 30, 2006, no additional organization or offering expenses were incurred or reimbursed.  For the nine months ended September 30, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was capitalized as offering costs in Partners’ capital and $5,838 was expensed as organizational costs.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property. Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the nine months ended September 30, 2006, Behringer Advisors I did not earn any acquisition and advisory fees.  During the nine months ended September 30, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $346,500 and reimbursement for related expenses totaled $57,750.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term (10 or more years) net lease basis, 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

management of specific properties.  During the nine months ended September 30, 2006 and 2005, we incurred $155,350 and $103,782, respectively, in property management fees payable to HPT Management.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2006 and 2005, we incurred $124,275 and $95,326, respectively, of asset management fees.

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

8.              Recently Issued Accounting Pronouncements

We adopted SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of Accounting Principles Board Opinion (“APB”) No. 20 and SFAS No. 3, on January 1, 2006.  The statement provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this statement did not have a material effect on our financial condition, results of operations, or liquidity.

9.              Subsequent Event

On November 6, 2006, we entered into a contract for the sale of the Northpoint Property through our affiliate, Behringer Harvard Northpoint I LP, to an unaffiliated third party that is a tenant of the Northpoint Property.  The contract sales price is $6,250,000.  The Northpoint Property is a two-story office building containing approximately 79,000 rentable square feet, which we acquired on June 28, 2004.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution you not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates.  These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges during the three and nine months ended September 30, 2006 and 2005.

Overview

At September 30, 2006, we wholly owned six properties as compared to five wholly-owned properties at September 30, 2005.  As a result, our results of operations for the three and nine months ended September 30, 2006 are different from the results for the three and nine months ended September 30, 2005.  We completed our asset acquisition phase with the purchase of the ASC Building on December 21, 2005.

Results of Operations

Three months ended September 30, 2006 as compared to the three months ended September 30, 2005

Rental Revenue. Rental revenue for the three months ended September 30, 2006 and 2005 was $1,404,317 and $1,137,413, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  Rental revenue for the three months ended September 30, 2006 was derived from our six wholly-owned properties.  For the three months ended September 30, 2005, rental revenue was derived from five wholly-owned properties.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2006 were $332,442 and were comprised of operating expenses from our six wholly-owned properties.  Property operating expenses for the three months ended September 30, 2005 were $363,418 and were comprised of operating expenses from five wholly-owned properties.  The decrease in property operating expenses was due to additional expenses during the three months ended September 30, 2005 for repairs and maintenance of two properties, offset by additional expenses for the three months ended September 30, 2006 as a result of property acquisitions.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2006 were $294,711 and were comprised of real estate taxes from our six wholly-owned properties.  Real estate taxes for the three months ended September 30, 2005 were $228,966 and were comprised of the real estate taxes from five wholly-owned properties.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2006 were $96,307 and were comprised of property management and asset management fees from our six wholly-owned properties.  For the three months ended September 30, 2005, we incurred $80,187 of property and asset management fees from five wholly-owned properties.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2006 and 2005 were $161,272 and $196,973, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2006 were $472,306, and were comprised of depreciation and amortization of our six wholly-owned properties.  Depreciation and amortization expenses for the three months ended September 30, 2005 were $403,871 and were comprised of depreciation and amortization of five wholly-owned properties.

Interest Income. Interest income for the three months ended September 30, 2006 was $13,524 and was comprised primarily of interest income associated with funds on deposit with banks.  For the three months ended September 30, 2005, we had earned interest income of $44,771.  As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of additional properties during 2005 and the termination of the Offering on February 19, 2005.

Nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005

Rental Revenue. Rental revenue for the nine months ended September 30, 2006 and 2005 was $4,166,206 and $2,915,582, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The increase in rental revenue for the nine months ended September 30, 2006 reflects acquisitions of properties throughout 2005, as new properties were acquired in March 2005, June 2005 and December 2005.  In addition, rental revenue for the nine months ended September 30, 2006 includes an increase in tenant reimbursements of common area maintenance expenses and real estate taxes.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2006 were $1,005,151 and were comprised of operating expenses from our six wholly-owned properties, compared to property expenses of $864,047 for the nine months ended September 30, 2005.  The increase in property operating expenses was primarily driven by the growth in the number of properties due to the acquisitions of properties throughout 2005.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2006 were $707,747 and were comprised of real estate taxes from our six wholly-owned properties, compared to real estate taxes of $423,085 for the nine months ended September 30, 2005.  The increase in real estate taxes was due to additional taxes for properties acquired throughout 2005.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2006 were $279,625 and were comprised of property management and asset management fees from our six wholly-owned properties, compared to $199,108 of property and asset management fees for the nine months ended September 30, 2005.  Property and asset management fees increased due to the growth in the number of properties during 2005.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2006 and 2005 were $421,477 and $442,472, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2006 were $1,412,142 and were comprised of depreciation and amortization of our six wholly-owned properties, compared to depreciation and amortization expenses of $942,740 for the nine months ended September 30, 2005.  The increase in depreciation and amortization expenses was due to the additional properties acquired during 2005.

Interest Income. Interest income for the nine months ended September 30, 2006 was $22,198 and was comprised primarily of interest income associated with funds on deposit with banks.  For the nine months ended September 30, 2005, we had earned interest income of $183,503.  As we admitted new unit holders, subscription proceeds were released to us from escrow and could then be utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the purchase of additional properties and the termination of the Offering on February 19, 2005.

Cash Flow Analysis

At September 30, 2006 we wholly owned six properties.  At September 30, 2005 we wholly owned five properties.  We also terminated our Offering on February 19, 2005.  As a result, our cash flows for the nine months ended September 30, 2006 are significantly different from the results for the nine months ended September 30, 2005.

Cash provided by operating activities for the nine months ended September 30, 2006 was $2,128,805 and was primarily comprised of net income of $362,262, adjusted for depreciation and amortization of $1,388,572 and changes in working capital accounts of $402,197.  Cash provided by operating activities for the nine months ended September 30, 2005 of $1,272,912 was comprised of net income of $227,633, adjusted for depreciation and amortization of $967,772 and changes in working capital accounts of $77,507.

Cash used in investing activities for the nine months ended September 30, 2006 was $121,513 and was comprised of purchases of property and equipment for our wholly-owned properties.  Cash used in investing activities for the nine months ended September 30, 2005 was $12,274,690 and was comprised primarily of our acquisitions of the 2800 Mockingbird and Parkway Vista properties and purchases of property and equipment of $219,591.

Cash used in financing activities for the nine months ended September 30, 2006 was $2,216,728 and cash provided by financing activities for the nine months ended September 30, 2005 was $9,229,819.  Cash used in financing activities for the nine months ended September 30, 2006 is primarily due to distributions of $1,981,720 and the redemption of partnership units during the period.  Cash provided by financing activities for the nine months ended September 30, 2005 is primarily due to the additional number of partnership units issued during the period, net of offering costs, offset by distributions of $1,691,250.

Liquidity and Capital Resources

Cash and cash equivalents were $2,822,443 at September 30, 2006.  We used proceeds from the Offering to pay the entire purchase price and all closing costs of our acquisitions.  Our principal demands for funds will continue to be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.                    Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100126).  The Registration Statement also covered up to 4,000,000 units available pursuant to our DRIP at $10 per unit.  The Offering was terminated on February 19, 2005.  As of September 30, 2006, the number of units sold pursuant to the Offering was 4,432,540 and the gross offering proceeds realized were $44,249,101.  No units were sold during the three months ended September 30, 2006.  The net offering proceeds to us, after deducting selling commissions, dealer manager fees and organization and offering expenses, were $39,012,701.  As of September 30, 2006, we had used all of such net offering proceeds to purchase real estate, make distributions and fund operations.  Of the amount used for the purchase of real estate investments, $1,169,875 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Unit Redemption Program

Investors in units of our limited partnership interest who have held their units for at least one year may be able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”).  The General Partners determine at least quarterly whether we may repurchase units and the cash available for redemption.  During any calendar year, we will not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption. Generally, the cash available for redemption will be limited to proceeds from our DRIP plus 1% of the operating cash flow from the previous fiscal year.  The price we will pay for redeemed units and the procedures for redemption are described in the prospectus relating to the Offering, as amended and supplemented from time to time.  Our General Partners have terminated the redemption program effective December 31, 2006.  Redemption requests completed and received by November 30, 2006 will be processed and submitted for approval, subject to the program’s limitations.  The provisions of the Redemption Program in no way limit our ability to repurchase units from investors by any other legally available means for any reason that our General Partners, in their discretion, deem to be in our best interest.  During the quarter ended September 30, 2006, we redeemed units as follows:

			Total Number of Units	Maximum Number of
	Approximate	Average	Purchased as Part	Units that May Yet
	Number of	Price Paid	of Publicly Announced	Be Purchased Under
Period	Units Redeemed	Per Unit	Plans or Programs	the Plans or Programs
July 2006	—	$—	—	(1)
August 2006	51,039	$9.00	51,039	(1)
September 2006	—	$—	—	(1)

(1) A description of the maximum number of units that may be purchased under the Redemption Program is included in the narrative preceding this table.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2006.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: November 13, 2006		By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1

Agreement of Limited Partnership of Registrant dated July 30, 2002 (previously filed in and incorporated by reference to Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003)

3.2

First Amendment to Agreement of Limited Partnership of Registrant dated June 2, 2003 (previously filed in and incorporated by reference to Exhibit B to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

3.3	Second Amendment to Agreement of Limited Partnership of Registrant dated March 29, 2006 (previously filed in and incorporated by reference to Form 8-K filed on March 30, 2006)

3.4

Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 27, 2002)

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to prospectus, as supplemented)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1*	Section 1350 Certifications

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