Form 10-K
period 2006-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2007-03-27
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of limited partnership interests held by nonaffiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $43,896,240, assuming a market value of $10 per unit of limited partnership interest.

As of March 15, 2007, the Registrant had 4,309,444 units of limited partnership interest outstanding.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP

FORM 10-K

Year Ended December 31, 2006

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I

Item 1.                                                           Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering that commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  We commenced the Offering of up to 40,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933.  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”).  As of February 19, 2005, the termination date of the Offering, and December 31, 2006, we had accepted subscriptions for 4,432,540 limited partnership units, raising $44,249,101.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used proceeds from the Offering, after deducting offering expenses, primarily to acquire six office and office service center properties.  On March 12, 2004, we commenced operations with our acquisition of a one-story office building in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Property”).  On December 28, 2006, we sold a two-story office building located in Dallas, Texas (the “Northpoint Property”) through our affiliate, Behringer Harvard Northpoint I LP, to an unaffiliated third party.  The contract sale price was $6,250,000.  We realized a gain on sale of approximately $494,000 during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  We acquired the Northpoint Property on June 28, 2004 for a contract purchase price of $5,900,000. At the closing of the transaction, we transferred our rights in the sale to a qualified third-party intermediary, with the proceeds of the sale to be held for our benefits so that we may consider acquiring replacement property to defer our income tax liability under Section 1031 of the Internal Revenue Code.

At the closing of the Northpoint Property sale, we transferred our rights in the sale to a qualified third-party intermediary, with the proceeds of the sale to be held for our benefit so that we may consider acquiring replacement property to defer our income tax liability under Section 1031 of the Internal Revenue Code.  If we do acquire any such replacement property, our General Partners have agreed that they will not receive any disposition fee in connection with the sale of the Northpoint Property or any acquisition or advisory fees in connection with the acquisition of the replacement property.  If we do not acquire any such replacement property, our General Partners are entitled to receive a disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property, or (B) 3% of the gross sale price of each property, subordinated to distributions to our limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative noncompounded return of their net capital contributions.  While a replacement property has been identified for acquisition, we cannot give any assurance that the acquisition of a replacement property is probable.

As of December 31, 2006, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Thereafter, as of December 31, 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC, and is used by permission.

Disposition Policies

We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We announced last fall that management is exploring plans for the sale of our assets.  We believe there may exist the opportunity to dispose of our assets more rapidly than the currently targeted holding period of five to eight years and potentially achieve our investment objectives.  As discussed above, we sold the Northpoint Property in December 2006, and we are continuing the process of preparing our assets for disposition.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us at any time following three years after the termination of the Offering or, after eight years following the termination of the Offering, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  In addition, our partnership agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after seven years from the commencement of the Offering.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

•                  used to purchase land underlying any of our properties;

•                  used to buy out the interest of any co-tenant or joint venture;

•                  used to enter into a joint venture with respect to a property;

•                  held as working capital reserves; or

•                  used to make capital improvements to existing properties.

Notwithstanding the above, reinvestment of proceeds from the sale of properties will not occur unless sufficient cash will be distributed to pay any federal or state income tax liability created by the sale of the property, assuming limited partners will be subject to a 30.0% combined federal and state tax rate.

We will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article XII of our Partnership Agreement, to our General Partners or their affiliates in connection with the reinvestment or distribution of proceeds from the sale, exchange or financing of our properties.

Although not required to do so, we will generally seek to sell our real estate properties for cash. We may, however, accept terms of payment from a buyer that include purchase money obligations secured by mortgages as partial payment, depending upon then-prevailing economic conditions customary in the area in which the property being sold is located, credit of the buyer and available financing alternatives.  Some properties we sell may be sold on the installment basis under which only a portion of the sale price will be received in the year of sale, with subsequent payments spread over a number of years. In such event, our full distribution of the net proceeds of any sale may be delayed until the notes are paid, sold or financed.

Investment Objectives and Criteria

Because we have completed and used the proceeds from the Offering, we are not currently actively seeking to purchase additional properties.  However, as mentioned above, in limited circumstances we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  If we purchase such properties, our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  Our investment objectives are:

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

Acquisition and Investment Policies

As noted above, we are not generally seeking additional properties at this time.  We may purchase additional properties as a result of selling one of the properties we currently hold and reinvesting the sales proceeds in additional properties that fall within our investment objectives and criteria.  We will use the following acquisition and investment policies in seeking any additional properties.

We invest in institutional quality office and other commercial properties.  These are properties that generally have premier business addresses in especially desirable locations with limited potential for new development or other barriers to entry.  Such properties generally are of high quality construction, offer personalized tenant amenities and attract higher quality tenants.  It is our General Partners’ belief that targeting this type of investment property enhances our ability to enter into joint ventures with other institutional real property investors (such as pension funds, public real estate investment trusts (“REITs”) and other large institutional real estate investors), thus allowing greater diversity of investment by increasing the number of properties in which we invest.  Our General Partners also believe that a portfolio consisting of a preponderance of these types of properties enhances our liquidity opportunities for investors by making the sale of individual properties, multiple properties or our investment portfolio as a whole attractive to institutional investors.

Although our investments to date have been strictly institutional quality office properties, we are not limited to such investments.  While we have no current intention to do so, we may invest in other commercial properties such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  For example, we may invest in commercial properties adjacent to properties we already own or we may acquire mixed-use properties that otherwise meet our investment criteria.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  Although it is not presently contemplated, we may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.  We will not, however, be actively engaged in the business of operating hotels, motels or similar properties.

We seek to invest in properties that will satisfy our objective of providing distributions of current cash flow to our limited partners.  However, because a significant factor in the valuation of income-producing real properties is their potential for future appreciation in value, our General Partners anticipate that the majority of properties we acquire will have the potential for both capital appreciation and distributions of current cash flow to investors.  To the extent feasible, we have sought to invest in a diversified portfolio of properties in terms of geography, type of property and industry of our tenants that will satisfy our investment objectives of maximizing net cash from operations, preserving our capital and realizing capital appreciation upon the ultimate sale of our properties.

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

We may continue to invest in properties located in central business districts of major metropolitan cities and selected suburban markets with identified barriers to entry.  Although we are not limited as to the geographic area where we may conduct our operations, we expect that all of our real property assets will be located in the United States.

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

In making acquisitions of real property we obtain independent appraisals. However, we rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property.  It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.  Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

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

We and our performance are subject to the additional risks listed in the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.

Acquisition of Properties from Behringer Development

To the extent we acquire additional properties using the proceeds of a sale of one or more of the properties we currently hold, we may acquire properties, directly or through joint ventures, with affiliated entities, including (i) Behringer Development Company LP (“Behringer Development”), an indirect wholly-owned subsidiary of Behringer Harvard Holdings, LLC (“Behringer Holdings”) and (ii) BHD, LLC, which is a wholly-owned subsidiary of Behringer Holdings.  Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

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

Joint Venture and Co-Tenancy Investments

Although it is not currently contemplated, we may use the proceeds from the sale of one or more of the properties we currently hold to enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets.  In this connection, we would likely enter into joint ventures with other Behringer Harvard programs.  Our General Partners also have the authority to cause us to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies.  In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments.  For more information on these criteria, see “Business — Acquisition and Investment Policies” and “Business — Conflicts of Interest.”

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

In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal.  In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.  Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest.  See “Business — Conflicts of Interest.”

Our General Partners may be presented with an opportunity to purchase all or a portion of a mixed-use property.  In such instances, it is possible that our General Partners would work in concert with other Behringer Harvard programs to apportion the assets within the property among us and the other Behringer Harvard programs in accordance with the investment objectives of the various programs.  After such apportionment, the mixed-use property would be owned by two or more Behringer Harvard programs or joint ventures comprised of Behringer Harvard programs.  The negotiation of how to divide the property among the various Behringer Harvard programs will not be arm’s-length and conflicts of interest will arise in the process.  It is possible that in connection with the purchase of a mixed-use property or in the course of negotiations with other Behringer Harvard programs to allocate portions of such mixed-use property, we may be required to purchase a property that our General Partners would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our General Partners consider desirable.  Although independent appraisals of the assets comprising the mixed-use property will be conducted prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

Borrowing Policies

We have not borrowed, and will not borrow, money to acquire any of our properties.  However, in order to give our General Partners flexibility in our management, our Partnership Agreement authorizes us to borrow funds for the following limited purposes:

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

Our General Partners are Robert M. Behringer and Behringer Advisors I.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, HPT Management, our property manager, and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Jon L. Dooley are the executive officers of Harvard Property Trust, LLC, the sole general partner of Behringer Advisors I, HPT Management, and Behringer Securities.  In addition, Messrs. Behringer, Aisner, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Our General Partners are advised by our advisory board.  Although the members of the advisory board are not permitted to serve as a general partner, officer or employee of us, Behringer Advisors I, our affiliates or affiliates of Behringer Advisors I, members of our advisory board may purchase or own securities of, or have other business relations with, such parties.  One of the members of the advisory board, Mr. Ralph G. Edwards, Jr., has been an investor in a number of real estate programs sponsored by Mr. Behringer.  All of such programs have been liquidated.  Another member of our advisory board, Mr. Patrick M. Arnold, has represented prior real estate programs sponsored by Mr. Behringer, and he or the law firm of which he is a partner has represented and is expected to continue to represent us and our affiliates with respect to the real estate transactions we enter into and other corporate matters.  Mr. Arnold also owns a nominal interest in Behringer Holdings.  Any prior or current relationship among us, our General Partners, and members of our advisory board may create conflicts of interest.  Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflicts resolutions policies, see the Item 13, “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

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

•                  the amount of funds available to each program and the length of time such funds have been available for investment; and

•                  in the case of Behringer Harvard REIT I, Inc., Behringer Harvard Opportunity REIT I, Inc. and Behringer Harvard Short-Term Opportunity Fund I LP, the potential effect of leverage on such investment.

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

We generally will not purchase or lease any property in which the General Partners or any of their affiliates have an interest; provided, however, that our General Partners or any of their affiliates may temporarily enter into contracts relating to investments in properties to be assigned to us prior to closing or may purchase property in their own name and temporarily hold title for us, provided that such property is purchased by us at a price no greater than the cost of such property, including acquisition and carrying costs, to our General Partners or their affiliates.  Further, our General Partners or such affiliates may not have held title to any such property on our behalf for more than twelve months prior to the commencement of the Offering; our General Partners or their affiliates will not sell property to us if the cost of the property exceeds the funds reasonably anticipated to be available for us to purchase any such property; and all profits and losses during the period any such property is held by our General Partners or their affiliates will accrue to us.  In no event may we:

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

Affiliated Property Manager

We anticipate that properties we acquire will be managed and leased by HPT Management, our affiliated property manager.  Our agreement with HPT Management has a seven-year term ending in June 2010, which we can terminate only in the event of gross negligence or willful misconduct on the part of HPT Management.  HPT Management also serves, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Competition

We are subject to significant competition in seeking real estate investments and tenants.  We compete with many third parties engaged in real estate investment activities, including specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities.  We also face competition from other real estate investment programs, including other Behringer Harvard programs, for investments that may be suitable for us.  Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our General Partners.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Significant Tenants

As of December 31, 2006, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of a two-story office building located in Englewood, Colorado, a suburb of Denver, Colorado (the “Tucson Way Property”) and accounted for rental revenue of approximately $1,600,000, or approximately 38% of our aggregate annual rental revenues for the year ended December 31, 2006.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of a single-story office building located in Dallas, Texas (the “2800 Mockingbird Property”) and accounted for rental revenue of approximately $922,000, or approximately 22% of our aggregate annual rental revenues for the year ended December 31, 2006.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of a single-story suburban office building located in Richardson, Texas, a suburb of Dallas (the “ASC Property”) and accounted for rental revenue of approximately $554,000, or approximately 13% of our aggregate annual rental revenues for the year ended December 31, 2006.  Our lease with Air Systems Components, LP expires on October 31, 2010.

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

Available Information

We electronically file an Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (“SEC”).  Copies of our filings with the SEC may be obtained from the web site maintained for us by our advisor at http://www.behringerharvard.com or at the SEC’s web site, at http://www.sec.gov.  Access to these filings is free of charge.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.                 Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in Behringer Harvard Mid-Term Fund I LP

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

Except for certain intra-family transfers, limited partners are limited in their ability to transfer their units.  Our Partnership Agreement and certain state regulatory agencies have imposed restrictions relating to the number of units limited partners may transfer.  In addition, the suitability standards imposed on initial investors also apply to potential subsequent purchasers of our units.  If limited partners are able to find a buyer for their units, they may not sell their units to such buyer unless the buyer meets the suitability standards applicable to him or her.  Accordingly, it will be difficult for limited partners to sell their units promptly or at all.  Limited partners may not be able to sell their units in the event of an emergency, and if they are able to sell their units, they may have to sell them at a substantial discount.  It is also likely that their units would not be accepted as the primary collateral for a loan.

Our limited partners should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions.  Although we are currently preparing and assessing properties for potential liquidation without a definitive time table, we may choose to wait to sell any or all of the properties we now hold and liquidate the Partnership until five to eight years after the termination of the Offering on February 19, 2005.  Presently, we expect that net proceeds from the sale of our properties generally will not be reinvested, but will be distributed to our partners.  However, within seven years from the commencement of the Offering on February 19, 2003, we may reinvest the proceeds from any such sale in additional properties, provided that, at the date of reinvestment, our General Partners believe that the remaining holding period for such additional properties prior to our anticipated liquidation date is sufficient to enable us to satisfy our investment objectives with respect to such investment.  For each of these reasons, limited partners should view their investment in units strictly as a long-term investment.

If we, through our General Partners, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our General Partners in the acquisition of our investments, the selection of tenants and the determination of any financing arrangements.  Generally, limited partners will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  They must rely entirely on the management ability of our General Partners.  We cannot be sure that our General Partners will be successful in obtaining suitable investments on financially attractive terms or that, if they make investments on our behalf, our objectives will be achieved.  If we, through our General Partners, are unable to find suitable investments, our ability to pay distributions to our limited partners would be adversely affected.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of BH Advisors I LP, Harvard Property Trust, LLC, including Robert M. Behringer, who would be difficult to replace.  Although Harvard Property Trust, LLC has employment agreements with Mr. Behringer and other key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with Harvard Property Trust, LLC or us.  If any of Harvard Property Trust, LLC’s key personnel were to cease employment with it, our operating results could suffer.  The indirect parent company of BH Advisors I LP, Behringer Harvard Holdings, LLC, has obtained key person life insurance on the life of Mr. Behringer and is in the process of obtaining key person insurance on the lives of Messrs. Aisner, Reihsen, Bresky, Mattox and Jeffrey S. Schwaber.  We do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon Harvard Property Trust, LLC’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure investors that Harvard Property Trust, LLC will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions.  We cannot assure investors that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

We may enter into joint ventures with other Behringer Harvard sponsored programs, as well as third parties, for the acquisition, development or improvement of properties.  We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

If we enter into a joint venture with another Behringer Harvard program or joint venture, our General Partners may have a conflict of interest when determining when and whether to buy or sell a particular real estate property and limited partners may face certain additional risks.  For example, if we enter into a joint venture with a Behringer Harvard real estate investment trust that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed.  In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets.  In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

Since our General Partners and their affiliates control us and either control or serve as advisor to other Behringer Harvard programs, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to the limited partners.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:

•                  to amend our Partnership Agreement;

•                  to dissolve and terminate the Partnership;

•                  to remove our General Partners; and

•                  to authorize a merger or a consolidation of the Partnership.

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

Limited partners are unable to sell their units pursuant to our redemption program after December 31, 2006.

Our General Partners terminated our unit redemption program effective December 31, 2006.  As a result of that termination, the ability of limited partners to dispose of their investments in the Partnership is severely limited.

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

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure limited partners that we will realize any gains on the resales of our properties.  In any event, investors should not expect distribution of such proceeds to occur during the early years of our operations.  Although we retain the right to do so, we do not intend to sell properties acquired by us until at least five to eight years after the termination of the Offering on February 19, 2005, and receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales.  In addition, the amount of taxable gain allocated to limited partners with respect to the sale of a partnership property could exceed the cash proceeds received from such sale.

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

The reinvestment of proceeds from the sale of our properties will not occur, however, unless sufficient cash will be distributed to limited partners to pay any federal or state income tax liability created by the sale of the property, assuming limited partners will be subject to a 30% combined federal and state tax rate.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after seven years from the commencement of the Offering.

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

If we sell any of our properties in tenant-in-common transactions, those sales may be viewed as sales of securities, and we would retain potential liability after the sale under applicable securities laws.

We may sell properties in tenant-in-common transactions.  If we do make such sales, they may be viewed as sales of securities and as a result, purchasers in the tenant-in-common transaction could bring post-closing claims against us under applicable securities laws.  Those claims could have a material adverse effect upon our business and results of operations.

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

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason; or

•                  we have insufficient proceeds from our offering to pay the purchase price at closing.

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

Competition with third parties in acquiring properties may reduce our profitability and investors’ returns on their investments.

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

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the limited partners’ returns on their investments.

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

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Some of these laws and regulations may impose joint and several liabilities on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.  In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent such property or to use the property as collateral for future borrowing.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we will be able to acquire properties or allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to limited partners, if any.

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

Limited partners will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us.  It is possible that limited partnership units will be allocated taxable income in excess of their cash distributions.  Further, if limited partners participate in our DRIP, they will be allocated their share of our net income, including net income allocable to units acquired pursuant to the DRIP, even though limited partners will receive no cash distributions from us.  In addition, if limited partners participate in our deferred commission option, they will be taxable on their share of income attributable to distributions used to satisfy their deferred commission option obligations.  We cannot assure limited partners that cash flow will be available for distribution in any year.  As a result, limited partners may have to use funds from other sources to pay their tax liability.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a limited partner.  Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties.  Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.  Investors should also note that our counsel’s tax opinion assumes that no legislation that will be applicable to an investment in our units will be enacted after the commencement of the Offering on February 19, 2003.

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

The State of Texas recently enacted legislation that creates a new “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

In May 2006, the State of Texas enacted legislation which replaces the current franchise tax with a new “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The new legislation expands the entities from those that are covered by the current Texas franchise tax, and specifically includes limited partnerships as subject to the new margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this new Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the new margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our General Partners would be considered to be plan fiduciaries and certain contemplated transactions between our General Partners or their affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code.  Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the General Partners as plan fiduciaries with respect to our investments.  We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (“Department of Labor”) regarding classification of our assets.

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

Item 1B.                Unresolved Staff Comments.

None.

Item 2.                   Properties.

At December 31, 2006, we wholly-owned the following five properties through direct ownership:

Property Name	Location	Approximate Rentable Square Footage	Description

Hopkins Property	Minneapolis, Minnesota	29,660	One-story office building
Tucson Way Property	Denver, Colorado	70,660	Two-story office building
2800 Mockingbird Property	Dallas, Texas	73,349	One-story office building
Parkway Vista Property	Dallas, Texas	33,467	Two-story office building
ASC Property	Dallas, Texas	28,880	One-story office building

Item 3.                    Legal Proceedings.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2006, we estimate the per unit value of our limited partnership units to be $10.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for NASD members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  The basis for this valuation is the fact that the public offering price for our units in our most recent offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers).  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $10 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until December 31, 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  As set forth in our prospectus for the sale of equity, for the three full fiscal years after the completion of our public offering of units, we expect to continue to use the $10 offering price of our units in such offering as the deemed per unit value reported in our annual reports; provided, however, that if we sell any additional properties and make one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the Offering price less the amount of net sale proceeds per unit distributed to investors as a result of the sale of properties.

Unit Redemption Program

The Partnership Agreement includes a unit redemption program.  Limited partners who held their units for a least one year were able to redeem all or a portion of their units under our unit redemption program approved by our General Partners (the “Redemption Program”) in accordance with the procedures described below.  The General Partners terminated the Redemption Program on December 31, 2006.  Subject to the conditions and limitations below, during the term of the Redemption Program, we redeemed the units presented for redemption for cash to the extent that sufficient funds from operations were available to fund such redemption.  Except as described below for redemptions upon the death of a limited partner or upon the disability of the limited partner or such limited partner’s need for long-term care, the purchase price per unit for the redeemed units was equal to the amount by which (a) the lesser of (i) 90% of the average price per unit the original purchaser or purchasers of units paid to the Partnership for all of his or her units or (ii) $9.00 exceeded (b) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties.  The General Partners reserved the right in their sole discretion at any time and from time to time to (1) waive the one-year holding period in the event of the death, disability, or need for long-term care or bankruptcy of a limited partner or other exigent circumstances, (2) reject any request for redemption, (3) change the purchase price for redemptions, or (4) terminate, suspend and/or reestablish the Redemption Program.  The purchase price per unit for units redeemed upon the death of a limited partner or upon the disability of a limited partner or such limited partner’s need for long-term care (provided that the condition causing such disability or need for long-term was not pre-existing on the date that such limited partner became a limited partner), was equal to the amount by which (1) the average price per unit the limited partner paid to the Partnership for all of his or her units exceeded (2) the aggregate amount of net sale proceeds per unit, if any, distributed to investors prior to the redemption date as a result of the sale of one or more of the Partnership’s properties.  In order to qualify for a redemption under the special provision for death, disability or long-term care, the redemption request must have been received by the Partnership within 180 days of the date of death or determination of disability or need for long-term care.  In addition, with respect to requests for redemption under the disability or long-term care special provision, the condition causing the disability or need for long-term care must not have been pre-existing on the date that the limited partner acquired the units.

During the term of the Redemption Program, the General Partners determined at least quarterly whether we would repurchase units and the cash available for redemption.  During any calendar year, we did not redeem in excess of 5% of the weighted average number of units outstanding during the twelve-month period immediately prior to the date of redemption.  In addition, the General Partners determined whether we had sufficient cash from operations to repurchase units, and such purchases were generally limited to 1% of the operating cash flow from the previous fiscal year, plus any proceeds from the our DRIP.  During the quarter ended December 31, 2006, we redeemed units as follows:

				Maximum Number
			Total Number of Units	of Units that May
	Approximate	Average	Purchased as Part	Yet Be Purchased
	Number of	Price Paid	of Publicly Announced	Under the Plans
Period	Units Redeemed	Per Unit	Plans or Programs	or Programs

October 2006	—	$—	—	(1)
November 2006	29,141	$9.48	29,141	(1)
December 2006	—	$—	—	(1)

(1)  A description of the maximum number of units that could have been purchased under the unit redemption program is included in the narrative preceding this table.

We cancelled the units we purchased under the Redemption Program and will not reissue the units unless they are first registered with the Securities and Exchange Commission under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  As of December 31, 2006, we had repurchased 123,097 units for $1,147,080 under the Redemption Program.

Holders

As of March 15, 2007, we had 4,309,444 limited partnership units outstanding that were held by a total of approximately 1,300 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, the Partnership Agreement generally requires cash distributions at least as often as quarterly.  It is our intention to declare and pay distributions on a monthly basis.  The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results.  The following table shows the distributions declared in the years ended December 31, 2006 and 2005:

	Distributions
2006	Total	Cash	DRIP

Fourth Quarter	$654,658	$654,658	$—
Third Quarter	661,346	661,346	—
Second Quarter	657,192	657,192	—
First Quarter	652,159	652,159	—
	$2,625,355	$2,625,355	$—

	Distributions
2005	Total	Cash	DRIP

Fourth Quarter	$668,009	$668,009	$—
Third Quarter	668,461	668,461	—
Second Quarter	661,749	661,749	—
First Quarter	587,905	501,159	86,746
	$2,586,124	$2,499,378	$86,746

The amount of distributions payable at December 31, 2006 and 2005 were $219,607 and $224,982, respectively.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investor.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act (SEC Registration No. 333-100126).  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our DRIP at $10 per unit.  The Offering was terminated on February 19, 2005.  As of December 31, 2006, we had sold the following securities pursuant to the Offering for the following aggregate offering prices:

•                  4,384,180 limited partnership units on a best efforts basis for $43,766,588; and

•                  48,360 limited partnership units pursuant to our DRIP for $482,513.

The above-stated number of units sold and the gross offering proceeds realized pursuant to the Offering as of December 31, 2006 were 4,432,540 limited partnership units for $44,249,101.  The stated number of units sold and the gross offering proceeds realized from such sales does not include the ten units issued to our initial limited partner in conjunction with our organization in 2002 and preceding the commencement of the Offering.  From the commencement of the Offering through December 31, 2006, we incurred $5,236,400 of net expenses in connection with the issuance and distribution of the registered securities pursuant to the Offering.  The net expenses include commissions and dealer manager fees paid to Behringer Securities, our affiliate, which reallowed all or a portion of the commissions and fees to soliciting dealers.  The net offering proceeds to us, after deducting the total expenses incurred and described above, were $39,012,701.

From commencement of the Offering through December 31, 2006, we had used all of such net offering proceeds to purchase real estate, make distributions and fund operations.  Of the amount used for the purchase of real estate investments, $1,169,875 was paid to Behringer Advisors I, our affiliate, as acquisition and advisory fees and acquisition expense reimbursement.

Item 6.                    Selected Financial Data.

As of December 31, 2006, we wholly-owned five properties.  We were organized on September 20, 2002, and commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property.  During 2004, we acquired two other properties, the Northpoint Property and the Tucson Way Property.  During 2005, we acquired three additional properties, the 2800 Mockingbird Property, the Parkway Vista Property, and the ASC Property.  During 2006, we sold the Northpoint Property, which is shown as discontinued operations in the table below.  Accordingly, the following selected financial data for the years ended December 31, 2006 and 2005 are not comparable to the years ended December 31, 2004, 2003 or the period from inception (September 20, 2002) through December 31, 2002.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below has been derived from our audited consolidated financial statements.

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Total assets	$35,585,085	$37,656,168	$29,513,601	$2,092,836	$600

Total liabilities	$2,370,387	$1,842,850	$2,612,024	$236,989	$—
Partners’ capital	33,214,698	35,813,318	26,901,577	1,855,847	600
Total liabilities and partners’ capital	$35,585,085	$37,656,168	$29,513,601	$2,092,836	$600

					From inception
					(September 20, 2002)
	Year ended	Year ended	Year ended	Year ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2006	2005	2004	2003	2002

Revenue	$4,253,765	$2,955,742	$606,089	$—	$—

Income (loss) from continuing operations	$395,710	$315,770	$(91,549)	$(103,640)	$—
Income from discontinued operations	119,980	126,560	102,584	—	—
Gain on sale of discontinued operations	494,195	—	—	—	—
Net income (loss)	$1,009,885	$442,330	$11,035	$(103,640)	$—

Basic and diluted per limited partnership unit data:
Income (loss) from continuing operations	$0.09	$0.07	$(0.07)	$(20.73)	$—
Income from discontinued operations	0.14	0.03	0.08	—	—
Basic and diluted net income (loss) per limited partnership unit	$0.23	$0.10	$0.01	$(20.73)	$—

Distributions declared per limited partnership unit	$0.60	$0.60	$0.60	$—	$—

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and if so, if we are the primary beneficiary.  The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity.  FIN No. 46R provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry and/or the type of operations of the entity and it is up to management to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions.  In addition, even if the entity’s equity at risk is a very low percentage, we are required by FIN No. 46R to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity in the entity.  Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses.  A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that should not be consolidated or accounting for an investment on the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of the fair value of in-place leases includes an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions.  The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

In allocating the purchase price of each of our properties, management makes assumptions and uses various estimates, including, but not limited to, the estimated useful lives of the assets, the cost of replacing certain assets, discount rates used to determine present values, market rental rates per square foot and the period required to lease the property up to its occupancy at acquisition if it were vacant.  Many of these estimates are obtained from independent third party appraisals.  However, management is responsible for the source and use of these estimates.  A change in these estimates and assumptions could result in the various categories of our real estate assets and/or related intangibles being overstated or understated, which could result in an overstatement or understatement of depreciation and/or amortization expense.  These variances could be material to our financial statements.

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

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Overview

We are organized as a Texas limited partnership formed primarily to invest in and operate institutional quality office and other commercial properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction.

We purchased our first property on March 12, 2004 in Minneapolis, Minnesota.  As of December 31, 2006 we wholly-owned five properties.  These properties combined contain approximately 236,000 of rentable square feet.

Results of Operations

As of December 31, 2006 and 2005, we owned five and six wholly-owned properties, respectively.  The operations of the Northpoint Property, which was sold on December 28, 2006, is classified as discontinued operations in each of the years presented in the accompanying consolidated statements of operations.  We purchased the 2800 Mockingbird Property on March 11, 2005, the Parkway Vista Property on June 8, 2005 and the ASC Property on December 21, 2005.  As a result, our results of operations for the year ended December 31, 2006 may not be comparable to results for the year ended December 31, 2005.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

Continuing Operations

Revenue.  Rental revenue for the years ended December 31, 2006 and 2005 was $4,253,765 and $2,955,742, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our wholly-owned properties.  The increase in revenue for the year ended December 31, 2006 is primarily due to the additional revenue as a result of recognizing a full year of revenues from properties acquired during 2005.

Property Operating Expenses.  Property operating expenses for the years ended December 31, 2006 and 2005 were $744,210 and $527,950, respectively, and were comprised of expenses related to the daily operations from our wholly-owned properties.  The increase in property operating expenses for the year ended December 31, 2006 is primarily due to recognizing a full year of operations from properties acquired during 2005.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2006 and 2005 were $782,803 and $459,476, respectively, and were comprised of real estate taxes from our wholly-owned properties.  The increase in real estate taxes for the year ended December 31, 2006 is primarily due to recognizing a full year of real estate taxes from properties acquired during 2005.

Property and Asset Management Fees.  Property and asset management fees for the years ended December 31, 2006 and 2005 were $293,742 and $209,898, respectively, and were comprised of property management and asset management fees from our wholly-owned properties.  The increase in property and asset management fees for the year ended December 31, 2006 is primarily due to recognizing a full year of management fees from properties acquired during 2005.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2006 and 2005 were $509,390 and $609,986, respectively and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, organization expenses, transfer agent fees and other administrative expenses.  The decrease is primarily due to less audit fees.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $1,569,492 and $1,046,664, respectively, and was comprised of depreciation and amortization of our wholly-owned properties.  The increase in depreciation and amortization expense for the year ended December 31, 2006 is primarily due to recognizing a full year of expense from properties acquired during 2005.

Interest Income.  Interest income for the year ended December 31, 2006 was $41,582 and was comprised primarily of interest income associated with funds on deposit with banks.  Interest income for the year ended December 31, 2005 was $214,002.  The decrease in interest income is due to lower cash balances on deposit with banks as a result of the termination of the Offering on February 19, 2005 and the use of proceeds from the Offering to purchase three additional properties during 2005.

Discontinued Operations

Income from Discontinued Operations.  The income from discontinued operations for the years ended December 31, 2006 and 2005 was $119,980 and $126,560, respectively.  The income from discontinued operations for the respective periods, represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Gain on Sale of Discontinued Operations.  We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $494,195.  The gain was a result of the sale of the Northpoint Property on December 28, 2006.  There were no sales of discontinued operations for the year ended December 31, 2005.

Fiscal year ended December 31, 2005 as compared to fiscal year ended December 31, 2004

As of December 31, 2005, we owned six wholly-owned properties.  At December 31, 2004, we owned three wholly-owned properties.  We purchased the 2800 Mockingbird Property on March 11, 2005, the Parkway Vista Property on June 8, 2005 and the ASC Property on December 21, 2005.  During 2004, we purchased the Hopkins Property on March 12th, the Northpoint Property on June 28th and the Tuscon Way Property on October 19th.  The operations of the Northpoint Property, which was sold on December 28, 2006, is classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.  As a result, our results of operations for the year ended December 31, 2005 may not be comparable to results for the year ended December 31, 2004.

Continuing Operations

Revenue.  Rental revenue for the year ended December 31, 2005 was $2,955,742 and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from five wholly-owned properties.  During the year ended December 31, 2004, rental revenue of $606,089 was derived from two wholly-owned properties.

Property Operating Expenses.  Property operating expenses for the year ended December 31, 2005 were $527,950 and were comprised of five of our properties.  Property operating expenses for the year ended December 31, 2004 were $114,555 and were comprised of operating expenses from two wholly-owned properties.

Real Estate Taxes.  Real estate taxes for the year ended December 31, 2005 were $459,476 and were comprised of real estate taxes from five of our wholly-owned properties.  Real estate taxes for the year ended December 31, 2004 were $101,415 and were comprised of real estate taxes from two wholly-owned properties.

Property and Asset Management Fees.  Property and asset management fees for the year ended December 31, 2005 were $209,898 and were comprised of property management and asset management fees from five of our wholly-owned properties.  Property and asset management fees for the year ended December 31, 2004 were $40,323 and were comprised of property management and asset management fees from two wholly-owned properties.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2005 and 2004 were $609,986 and $313,821, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, organization expenses, transfer agent fees and other administrative expenses.  The increase in general and administrative expenses for the year ended December 31, 2005 is primarily due to an increase in auditing fees due to the growth in our portfolio.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the year ended December 31, 2005 was $1,046,664 and was comprised of depreciation and amortization of five of our wholly-owned properties.  Depreciation and amortization expense for the year ended December 31, 2004 was $172,437 and was comprised of depreciation and amortization of two wholly-owned properties.

Interest Income.  Interest income for the years ended December 31, 2005 and 2004 were $214,002 and $44,913, respectively, and were comprised primarily of interest income associated with funds on deposit with banks.  As we admitted new unit holders, subscription proceeds were released to us and were utilized as consideration for investments in real properties and the payment or reimbursement of dealer manager fees, selling commissions, organization and offering expenses and operating expenses.  Until required for such purposes, net offering proceeds were held in short-term liquid investments and earned interest income.  The increase in interest income year over year is due to higher cash balances on deposit with banks as a result of increased proceeds from the Offering.

Discontinued Operations

Income from Discontinued Operations.  The income from discontinued operations for the years ended December 31, 2005 and 2004 was $126,560 and $102,584, respectively.  The income from discontinued operations, for the respective periods, represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Cash Flow Analysis

As of December 31, 2006, we wholly-owned five properties.  We commenced active operations when we made our first real estate acquisition on March 12, 2004 with the purchase of the Hopkins Property.  During 2004, we acquired two other properties, the Northpoint Property and the Tucson Way Property.  During 2005, we acquired three additional properties, the 2800 Mockingbird Property, the Parkway Vista Property, and the ASC Property.  On December 28, 2006, we sold the Northpoint Property.  As a result, our cash flows for the year ended December 31, 2006 may not be comparable to the cash flows for the years ended December 31, 2005 and December 31, 2004.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Cash provided by operating activities for the year ended December 31, 2006 was $2,866,196 and was primarily comprised of the net income of $1,009,885 adjusted for depreciation and amortization of $1,854,071, offset primarily by the gain on sale of discontinued operations of $494,195 as well as changes in working capital accounts of $520,660.  Cash provided by operating activities for the year ended December 31, 2005 was $1,715,622 and was comprised of the net income of $442,330 adjusted for depreciation and amortization of $1,366,839 and offset by changes in working capital accounts of $93,547.

Cash provided by investing activities for the year ended December 31, 2006 was $82,317 and was comprised of proceeds from our sale of discontinued operations of $6,099,022, offset by the change in restricted cash of $5,895,192 and the purchases of property and equipment of $121,513.  Cash used in investing activities for the year ended December 31, 2005 was $16,421,254 and was comprised primarily of our acquisitions of the 2800 Mockingbird Property, the Parkway Vista Property and the ASC Property.

Cash used in financing activities for the year ended December 31, 2006 was $3,337,609 and was comprised of our distributions of $2,630,730 and redemptions of $706,879.  Cash provided by financing activities for the year ended December 31, 2005 was $8,539,932.  The decrease is primarily due to the termination of the offering of partnership units in 2005, and increased redemptions in 2006.

Fiscal year ended December 31, 2005 as compared to the fiscal year ended December 31, 2004

Cash provided by operating activities for the year ended December 31, 2005 was $1,715,622 and was comprised of the net income of $442,330 adjusted for depreciation and amortization of $1,366,839 and changes in working capital accounts of $93,547.  Cash provided by operating activities for the year ended December 31, 2004 was $547,352 and was comprised of the net income of $11,035 adjusted for depreciation and amortization of $301,901 and changes in working capital accounts of $234,416.

Cash used in investing activities for the year ended December 31, 2005 was $16,421,254 and was comprised primarily of our acquisitions of the 2800 Mockingbird Property, the Parkway Vista Property and the ASC Property.  Cash used in investing activities for the year ended December 31, 2004 was $18,462,630 and was comprised primarily of our acquisitions of the Hopkins Property, Northpoint Property and Tucson Way Property.

Cash provided by financing activities for the years ended December 31, 2005 and 2004 was $8,539,932 and $25,126,743, respectively.  The decrease is primarily due to the termination of the offering of partnership units early during the year ended December 31, 2005, partially offset by higher distributions in 2005 versus 2004 of $2,352,159 and $346,371, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $2,642,783 and $3,031,879 at December 31, 2006 and 2005, respectively.  The decrease in cash is primarily related to the Offering ending during 2005, redemptions paid out during 2006 and using the proceeds from the Offering to pay the entire purchase price and all closing costs of all the acquisitions made during 2005.  No acquisitions were made during 2006.

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

On December 22, 2003, we satisfied the minimum offering requirement of $2,000,000 established for the Offering.  Subscription proceeds were held in an escrow account until investors were admitted as limited partners.  We continued to admit new limited partners until the Offering was terminated on February 19, 2005.  At the time new limited partners were admitted, subscription proceeds were transferred to us from a separate account into the operating account and utilized as consideration for investments and the payment or reimbursement of dealer manager fees, selling commissions and other organization and offering expenses.  Until required for such purposes, net offering proceeds were held in short-term, liquid investments.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Currently, all of the distributions are paid from cash provided by operations.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is defined as net income, computed in accordance with Generally Accepted Accounting Principles (“GAAP”), generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interests and the sale of assets.  Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2006 and 2005 is presented below:

	2006	2005

Rental revenue	$4,253,765	$2,955,742

Operating expenses
Property operating expenses	744,210	527,950
Real estate taxes	782,803	459,476
Property and asset management fees	293,742	209,898
Less: Asset management fees	(136,481)	(101,378)
Total operating expenses	1,684,274	1,095,946

Net operating income	$2,569,491	$1,859,796

Reconciliation of NOI to Net Income
Net operating income	$2,569,491	$1,859,796

Less: General and administrative	(509,390)	(609,986)
Depreciation and amortization	(1,569,492)	(1,046,664)
Asset management fees	(136,481)	(101,378)
Add: Interest income	41,582	214,002
Income from discontinued operations	119,980	126,560
Gain on sale of discontinued operations	494,195	—

Net income	$1,009,885	$442,330

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no contractual obligations as of December 31, 2006.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices.  We have no investments or obligations that would be affected by an increase or decrease in interest rates.  At December 31, 2006, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9A.                                                  Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2006, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that its disclosure controls and procedures, as of December 31, 2006, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.                 Other Information.

None.

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

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

The General Partners are Behringer Advisors I and Robert M. Behringer, individually.  Behringer Advisors I is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the President and sole manager of each of these companies.  Mr. Behringer is the founder, sole manager and Chief Executive Officer of Behringer Holdings.  Behringer Holdings also is the indirect owner of HPT Management, our property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	58	Chief Executive Officer and Chief Investment Officer
Robert S. Aisner	60	President
Gerald J. Reihsen, III	48	Executive Vice President — Corporate Development and Legal and Secretary
Gary S. Bresky	40	Chief Financial Officer
M. Jason Mattox	31	Senior Vice President
Jon L. Dooley	55	Executive Vice President — Real Estate

Robert M. Behringer is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I.  He is also the Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”) and Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT I”).  Mr. Behringer is the founder, sole manager and Chief Executive Officer of Behringer Holdings, the parent of Behringer Advisors I.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Short-Term Opportunity Fund I LP, a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partner of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, two private real estate limited partnerships.  Since 2001, Mr. Behringer has also been the Chief Executive Officer and sole manager of the other Behringer Harvard companies.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that has been liquidated and that had a net asset value of approximately $200 million before its liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (now known as Lend Lease Real Estate Investments, Inc.), one of the largest pension fund advisors and owners of real estate in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the South Central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties.  Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds NASD Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the President of Behringer Advisors I.  He is also President, Chief Operating Officer and a director of Behringer Harvard REIT I, Inc. and Behringer Harvard Opportunity REIT I, Inc., and President of the other Behringer Harvard companies.  Mr. Aisner has over 30 years of commercial real estate experience.  From 1996 until joining Behringer Harvard REIT I, Inc. in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, a New York Stock Exchange listed REIT that is focused on the development, acquisition and management of upscale apartment communities and serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, which oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division, which manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management company.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I, Inc. from June 2002 until February 2003 and as a management director from June 2003 until the present.  Since February 2003, Mr. Aisner has also served as Executive Vice President — Real Estate Operations of Behringer Harvard Holdings and President of Harvard Property Trust, LLC, IMS, HPT Management and Behringer Development.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Gerald J. Reihsen, III is the Executive Vice President — Corporate Development and Legal and Secretary of Behringer Advisors I.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President — Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds NASD Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer and Treasurer of Behringer Advisors I.  Mr. Bresky is also the Chief Financial Officer of all of the other Behringer Harvard companies.

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

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private real estate investment trusts.  His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years and holds NASD Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California — Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox is the Executive Vice President of Behringer Advisors I and serves in a similar capacity with other Behringer Harvard companies.  From 2002 until March 2006, Mr. Mattox served as the Senior Vice President of Behringer Advisors I.

From 1997 until joining Behringer Advisors I in 2002, Mr. Mattox served as a Vice President of Harvard Property Trust, Inc. and became a member of its Investment Committee in 1998.  From 1999 until 2001, Mr. Mattox served as Vice President of Sun Resorts International, Inc., a recreational property investment company, coordinating marina acquisitions throughout the southern United States and the U.S. Virgin Islands.  From 1999 until 2001, in addition to providing services related to investing, acquisition, disposition and operational activities, Mr. Mattox served as an asset manager with responsibility for over one million square feet of Harvard Property Trust, Inc.’s commercial office assets in Texas and Minnesota, overseeing property performance, management offices, personnel and outsourcing relationships.

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties.  Mr. Mattox formerly was a member of the National Association of Real Estate Investment Trusts and the Texas Association of Builders.  Mr. Mattox has been active in commercial real estate and related financial activities for over six years and holds NASD Series 7, 24 and 63 registrations.  Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Jon L. Dooley, is our Executive Vice President — Real Estate.  Mr. Dooley holds the same position with the other Behringer Harvard sponsored programs.  Mr. Dooley served on the board of directors of Behringer Harvard REIT I from June 2002 until May 2003.  In 2002, Mr. Dooley served as a Senior Vice President with Trammell Crow Company, a New York Stock Exchange listed diversified commercial real estate company.  For the 13 years prior to joining Trammell Crow Company, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments, Inc. (Lend Lease), a leading real estate pension manager and advisor in the United States and Equitable Real Estate Investment Management, Inc. (acquired by Lend Lease).  In 1997, Mr. Dooley became a principal with Lend Lease.  Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable Real Estate Management, Inc.  Mr. Dooley has over 25 years of commercial real estate experience.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I.  HPT and its affiliates employed 176 full-time persons at December 31, 2006, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

We do not have a board of directors.  The General Partners are assisted by an advisory board.  No member of the advisory board may be a general partner, officer or employee of ours, Behringer Advisors I, or an affiliate of us or Behringer Advisors I, although members of the advisory board may purchase or own securities of, or have other business relations with, such parties.  The members of the advisory board are Patrick M. Arnold, Ralph G. Edwards, Jr., Robert W. McMillan and Scott F. McMullin.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2006.

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

Item 11.                                                    Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2006, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors I and its other affiliates, as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors I or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Use of Proceeds from Registered Securities” and Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no limited partners known by us who owned more than 5% of our limited partnership units as of March 1, 2007.

We do not have any officers or directors.  Our two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the general partnership interest.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of March 1, 2007 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each of our directors or those of our General Partners, each of our executive officers or those of our General Partners, and our directors and executive officers, or those of our General Partners, as a group.  The percentage of beneficial ownership is calculated based on 4,309,444 limited partnership units and contributions from our General Partners.

Title of class	Beneficial owner	Limited Partnership Units Beneficially Owned	Percent of Class

Limited partner interest	Robert M. Behringer (1)(2)	2,762.43	*
Limited partner interest	Robert S. Aisner (1)(2)	1,104.97	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	—	*
Limited partner interest	Gary S. Bresky (1)(2)	—	*
Limited partner interest	Jason M. Mattox (1)(2)	—	*
Limited partner interest	Jon L. Dooley (1)(2)	—	*
General partner interest	Robert M. Behringer (1)(2)(3)(4)	—	50%
General partner interest	Behringer Advisors I (1)(3)(4)	—	50%
Limited partner interest	All current directors and executive officers
	as a group (6 persons)	3,867.40	*

*Denotes less than 1%

(1)             The address of Messrs. Behringer, Aisner, Reihsen, Bresky, Mattox and Dooley and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)             Executive Officers of Behringer Advisors I.

(3)             General partners.

(4)             Consists of $500 combined general partnership interests held directly by Mr. Behringer and Behringer Advisors I.

Item 13.                                                    Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors I since it is anticipated that the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

During the term of the Offering, Behringer Securities, our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling and dealer manager fees for the year ended December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  During the year ended December 31, 2005, Behringer Securities’ earned commissions and dealer manager fees totaling $873,522 and $319,073, respectively.  For the year ended December 31, 2004, Behringer Securities earned $2,006,529 in selling commissions and $728,349 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005 and 2004.

Behringer Advisors I or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  Behringer Advisors I or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs then in offering based on the anticipated respective equity offering sizes of those entities.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses.  As of December 31, 2006, $1,097,713 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, all which had been reimbursed by us.  Of the $1,097,713 of organization and offering costs reimbursed by us as of December 31, 2006, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organization costs.  For the year ended December 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was recorded as a reduction in Partners’ capital and $5,838 was expensed as organization costs.  For the year ended December 31, 2004, we reimbursed $725,152 of organization and offering expenses, of which $711,817 was recorded as a reduction in Partners’ capital and $13,335 was expensed as organization costs.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan.  Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2006, Behringer Advisors I did not earn acquisition and advisory fees and was not reimbursed for any acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors I earned $465,000 of acquisition and advisory fees and was reimbursed $77,500 for acquisition-related expenses.  During the year ended December 31, 2004, Behringer Advisors I’s acquisition and advisory fees totaled $537,750 and reimbursement for related expenses totaled $89,625.

For the management and leasing of our properties, we pay HPT Management, our property manager, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2006, 2005 and 2004, we incurred property management fees payable to HPT Management of $206,611, $150,503 and $34,218, respectively, of which $49,350, $41,983 and $16,167, respectively, is included in income from discontinued operations.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $166,057 and $130,878, respectively, of which $29,576 and $29,500, respectively, are included in income from discontinued operations.  During the year ended December 31, 2004, we incurred asset management fees of $36,948, of which $14,676 is included in income from discontinued operations.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2006, 2005 or 2004.

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

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among us, our General Partners and their affiliates have been established by our General Partners, and our General Partners believe the amounts to be paid thereunder to be reasonable and customary under the circumstances.  In an effort to establish standards for minimizing and resolving these potential conflicts of interest, our General Partners have agreed to the guidelines and limitations set forth in our Partnership Agreement.  Among other things, these provisions:

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

In addition, our General Partners have a fiduciary obligation to act in the best interests of both our limited partners and the investors in other affiliated programs and will use their best efforts to assure that we will be treated at least as favorably as any other affiliated program.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2006 and 2005 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2006	2005

Audit Fees (1)	$138,434	$153,125
Audit-Related Fees (2)	—	18,000
Total Fees	$138,434	$171,125

(1)             Audit fees consisted of professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

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

(c)           Financial Statement Schedules.

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

March 27, 2007	Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	/s/ Robert M. Behringer
Robert M. Behringer General Partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole General Partner of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2007	By:	/s/ Robert M. Behringer
Robert M. Behringer General Partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole General Partner of Behringer Harvard Advisors I LP (Principal Executive Officer)

March 27, 2007		/s/ Gary S. Bresky
Gary S. Bresky Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 27, 2007		/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors I LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP:

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ capital and cash flows for the years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP:

In our opinion, the accompanying consolidated statements of operations, partners’ capital and cash flows present fairly, in all material respects, the results of operations and cash flows of Behringer Harvard Mid-Term Value Enhancement Fund I LP and its subsidiaries (the “Partnership”) for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the summary of activity in real estate facilities set forth in the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas
March 31, 2005, except for footnote 11, as to which the date is March 20, 2007

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
As of December 31, 2006 and 2005

	2006	2005
Assets
Real estate
Land	$5,724,859	$7,822,799
Buildings, net	16,575,754	20,534,983
Total real estate	22,300,613	28,357,782

Cash and cash equivalents	2,642,783	3,031,879
Restricted cash	5,895,192	—
Accounts receivable, net	405,023	367,850
Prepaid expenses and other assets	25,319	33,799
Lease intangibles, net	4,316,155	5,864,858
Total assets	$35,585,085	$37,656,168

Liabilities and partners’ capital
Liabilities
Accounts payable	$71,268	$81
Payables to affiliates	50,400	23,196
Acquired below-market lease intangibles, net	304,210	596,922
Distributions payable	219,607	224,982
Accrued liabilities	1,724,902	997,669
Total liabilities	2,370,387	1,842,850

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units and 4,414,924 units issued and outstanding at December 31, 2006 and December 31, 2005, respectively	33,214,204	35,812,839
General partners	494	479
Total partners’ capital	33,214,698	35,813,318
Total liabilities and partners’ capital	$35,585,085	$37,656,168

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

Rental revenue	$4,253,765	$2,955,742	$606,089

Expenses
Property operating expenses	744,210	527,950	114,555
Real estate taxes	782,803	459,476	101,415
Property and asset management fees	293,742	209,898	40,323
General and administrative	509,390	609,986	313,821
Depreciation and amortization	1,569,492	1,046,664	172,437
Total expenses	3,899,637	2,853,974	742,551

Interest income	41,582	214,002	44,913

Net income (loss) from continuing operations	395,710	315,770	(91,549)

Discontinued operations
Income from discontinued operations	119,980	126,560	102,584
Gain on sale of discontinued operations	494,195	—	—
Total income from discontinued operations	614,175	126,560	102,584

Net income	$1,009,885	$442,330	$11,035

Allocation of net income:
Net income allocated to general partners	$15	$5	$—

Net income allocated to limited partners	$1,009,870	$442,325	$11,035

Weighted average number of limited partnership units outstanding	4,375,555	4,324,150	1,353,476

Net income (loss) per limited partnership unit - basic and diluted
Income (loss) from continuing operations	$0.09	$0.07	$(0.07)
Income from discontinued operations	0.14	0.03	0.08
Basic and diluted net income per limited partnership unit	$0.23	$0.10	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners’ Capital
For the Years Ended December 31, 2006, 2005 and 2004

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2004	$1,958,987	$(103,614)	223,345	$500	$(26)	$1,855,847

Issuance of units of limited partnership interest, net	25,534,480		2,902,828			25,534,480

Distributions to limited partners	(819,814)					(819,814)

Units issued pursuant to Distribution Reinvestment Plan	320,029		32,022			320,029

Net income		11,035			—	11,035
Balance as of December 31, 2004	26,993,682	(92,579)	3,158,195	500	(26)	26,901,577

Issuance of units of limited partnership interest, net	11,069,446		1,258,008			11,069,446

Redemption of units of limited partnership interest	(163,930)		(17,617)			(163,930)

Distributions to limited partners	(2,236,378)	(349,746)				(2,586,124)

Units issued pursuant to Distribution Reinvestment Plan	150,019		16,338			150,019

Net income		442,325			5	442,330
Balance as of December 31, 2005	35,812,839	—	4,414,924	500	(21)	35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885
Balance as of December 31, 2006	$33,214,204	$—	4,309,444	$500	$(6)	$33,214,698

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$1,009,885	$442,330	$11,035
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,854,071	1,366,839	301,901
Gain on sale of discontinued operations	(494,195)	—	—
Change in accounts receivable	(37,173)	(245,467)	(122,383)
Change in prepaid expenses and other assets	8,480	93,116	(55,645)
Change in accounts payable	71,187	(2,273)	(5,230)
Change in accrued liabilities	450,962	61,077	417,674
Change in payables to affiliates	27,204	—	—
Addition of lease intangibles	(24,225)	—	—
Cash provided by operating activities	2,866,196	1,715,622	547,352

Cash flows from investing activities
Purchases of real estate	—	(16,228,867)	(18,247,941)
Purchases of property and equipment	(121,513)	(192,387)	(214,689)
Change in restricted cash	(5,895,192)	—	—
Proceeds from sale of discontinued operations	6,099,022	—	—
Cash provided by (used in) investing activities	82,317	(16,421,254)	(18,462,630)

Cash flows from financing activities
Proceeds from sale of limited partnership units	—	12,560,695	28,981,776
Redemptions	(706,879)	(163,930)	—
Offering costs	—	(1,503,715)	(3,447,296)
Distributions	(2,630,730)	(2,352,159)	(346,371)
Change in limited partners’ subscriptions	—	(1,339,630)	1,264,498
Change in restricted cash	—	1,339,086	(1,263,954)
Change in receivables or payables to affiliates	—	(415)	(61,910)
Cash (used in) provided by financing activities	(3,337,609)	8,539,932	25,126,743

Net change in cash and cash equivalents	(389,096)	(6,165,700)	7,211,465
Cash and cash equivalents at beginning of year	3,031,879	9,197,579	1,986,114
Cash and cash equivalents at end of year	$2,642,783	$3,031,879	$9,197,579

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$162,485	$320,029

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1.             Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (“the Offering”), terminated on February 19, 2005 and is described below.  The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the offering in February 2005.  We used the proceeds from the Offering, after deducting offering expenses, to acquire six properties.

We are not currently seeking additional properties for our portfolio.  However, we may purchase properties as a result of selling one of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time.  The Partnership Agreement provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Organization

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest to be offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933.  The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP on February 19, 2005 with the termination of the Offering.

As of December 31, 2006, we had 4,309,444 limited partnership units outstanding.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined to not be a variable interest entity under

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.  The estimated useful lives for lease intangibles range from 2.2 years to 10.3 years.

Anticipated amortization for each of the following five years ended December 31and thereafter is as follows:

Lease
Year Ending	Intangibles

2007	$780,666
2008	780,666
2009	669,696
2010	609,249
2011	469,463

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

As of December 31, 2006 and 2005, respectively, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
As of December 31, 2006
Cost	$17,881,951	$5,452,298	$501,303	$(451,351)
Less: depreciation and amortization	(1,306,197)	(1,482,395)	(155,051)	147,141
Net	$16,575,754	$3,969,903	$346,252	$(304,210)

			Acquired	Acquired
	Buildings and	In-Place	Above-Market	Below-Market
	Improvements	Leases	Leases	Leases
As of December 31, 2005
Cost	$21,354,320	$6,139,713	$727,893	$(750,267)
Less: depreciation and amortization	(819,337)	(842,538)	(160,210)	153,345
Net	$20,534,983	$5,297,175	$567,683	$(596,922)

Investment Impairments

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We did not recognize an asset impairment for the years ended December 31, 2006, 2005 or 2004.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheet approximates fair value.

Restricted Cash

Restricted cash is comprised of monies held in an escrow account to complete a like-kind exchange for a property sold in December 2006.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $1,675 and $367 at December 31, 2006 and 2005, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include such expenses as prepaid insurance.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the years ended December 31, 2006, 2005 and 2004, the total net increases to rental revenues due to straight-line rent adjustments were $25,492, $36,327 and $120,376, respectively.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

Concentration of Credit Risk

At December 31, 2006 and 2005, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2006, 2005 and 2004.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

Net Income Per Limited Partnership Unit

Net income per limited partnership unit is calculated by dividing the net income allocated to limited partners for each period by the weighted average number of limited partnership units outstanding during such period.  Net income per limited partnership unit on a basic and diluted basis is the same because the Partnership has no potential dilutive limited partnership units outstanding.

3.             New Accounting Pronouncements

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” which clarifies the relevant criteria and approach for the recognition and measurement of uncertain tax positions.  FIN 48 was effective beginning January 1, 2007 and the adoption of FIN 48 did not have a material effect on our financial condition, results of operations, or liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We are currently evaluating the impact that adopting SFAS No. 159 will have on our financial statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

4.             Real Estate

Pro Forma Results of Operations (Unaudited)

The following summary presents the results of operations for the year ended December 31, 2004, on an unaudited pro forma basis, as if the acquisitions that occurred during 2004 had occurred as of January 1, 2004.  On March 12, 2004 we commenced operations with our acquisition of a one-story office building located in a suburb of Minneapolis, Minnesota (the “Hopkins Property”).  As of December 31, 2004, we wholly-owned three properties.  The pro forma results are for illustrative purposes only and do not purport to be indicative of the actual results that would have occurred had the transactions been consummated as of January 1 of the respective years, nor are they indicative of results of operations that may occur in the future.

Year ended
December 31, 2004

Total revenues	$1,662,412
Total expenses	(1,608,299)
Other income	44,913
Income from discontinued operations	205,168
Net income	$304,194

Allocation of net income:
Net income allocated to general partners	$—

Net income allocated to limited partners	$304,194

Weighted average number of limited
partnership units outstanding	2,241,539

Net income per limited partnership unit	$0.14

Dispositions

On December 28, 2006, we sold a two-story office building located in Dallas, Texas (the “Northpoint Property”) through our affiliate, Behringer Harvard Northpoint I LP, to an unaffiliated third party.  The contract sale price was $6,250,000.  We realized a gain on sale of approximately $494,000 during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  We acquired the Northpoint Property on June 28, 2004 for a contract purchase price of approximately $5,900,000.  The sale of the Northpoint Property was structured to qualify as a 1031 like-kind exchange to defer the capital gain on the sale of the property.  In addition, approximately $5,900,000 is held in an escrow account to complete a like-kind exchange for the sale of the Northpoint Property.  This amount has been included as part of “Restricted cash” in our consolidated balance sheet at December 31, 2006.

5.             Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2006 were as follows:

Year Ending December 31,	Amount

2007	$2,883,329
2008	2,531,186
2009	2,443,724
2010	2,108,205
2011	1,023,635
Thereafter	359,304
$11,349,383

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

The future base rental payments above are exclusive of contingent rental payments.  In 2006, 2005 and 2004, there were no contingent rental payments.

6.             Significant Tenants

As of December 31, 2006, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of a two-story office building located in Englewood, Colorado, a suburb of Denver, Colorado (the “Tucson Way Property”), and accounted for rental revenue of approximately $1,600,000, or approximately 38% of our aggregate annual rental revenues for the year ended December 31, 2006.  Government Records Services, Inc., part of Affiliated Computer Systems, a provider of business process and information technology outsourcing solutions to commercial and government clients leases 100% of a single-story office building located in Dallas, Texas (the “2800 Mockingbird Property”) and accounted for rental revenue of approximately $922,000, or approximately 22% of our aggregate annual rental revenues for the year ended December 31, 2006.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of a single-story suburban office building located in Richardson, Texas, a suburb of Dallas (the “ASC Property”), and accounted for approximately $554,000, or approximately 13% of our aggregate annual rental revenues for the year ended December 31, 2006.

7.             Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2006 and 2005:

	2006	2005

Property taxes	$685,532	$308,882
Tenant escrows	319,679	334,653
Redemptions	276,271	—
Audit fees	185,822	170,492
Miscellaneous	257,598	183,642
	$1,724,902	$997,669

8.             General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2006, 2005, and 2004 consisted of the following:

	2006	2005	2004

Auditing expense	$224,340	$287,393	$128,800
Transfer agent fees	50,176	68,718	41,401
Directors and officers insurance	37,428	46,968	47,755
Tax preparation fees	33,000	46,469	9,333
Advisory board fees	10,000	12,000	12,000
Organization expense	—	5,838	13,335
Legal expense	82,000	32,114	17,779
Escrow agent fees	—	6,158	12,815
Other	72,446	104,328	30,603
	$509,390	$609,986	$313,821

Of the general and administrative expenses incurred in the years ended December 31, 2005 and 2004, $5,838, and $13,335, respectively, was paid to Behringer Harvard Advisors I for organization expenses.  No organization expenses were incurred in 2006.

9.             Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to the termination of the DRIP with the termination of our Offering on February 19, 2005, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution in accordance with our DRIP.  We record all distributions when declared, except that the

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

units issued through the DRIP were recorded when the units were actually issued.  The following are the distributions declared during the years ended December 31, 2006 and 2005.

	Distributions
2006	Total	Cash	DRIP

Fourth Quarter	$654,658	$654,658	$—
Third Quarter	661,346	661,346	—
Second Quarter	657,192	657,192	—
First Quarter	652,159	652,159	—
	$2,625,355	$2,625,355	$—

	Distributions
2005	Total	Cash	DRIP

Fourth Quarter	$668,009	$668,009	$—
Third Quarter	668,461	668,461	—
Second Quarter	661,749	661,749	—
First Quarter	587,905	501,159	86,746
	$2,586,124	$2,499,378	$86,746

As of December 31, 2006, we have redeemed 123,097 units for $1,147,080 pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

10.          Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partner will be allocated to Behringer Advisors I since it is anticipated that the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our affiliated dealer manager, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling and dealer manager fees for the year ended December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  During the year ended December 31, 2005, Behringer Securities earned commissions and dealer manager fees totaling $873,522 and $319,073, respectively.  For the year ended December 31, 2004, Behringer Securities earned $2,006,529 in selling commissions and $728,349 in dealer manager fees.  The commissions and dealer manager fees were recorded as a reduction in Partners’ capital for the years ended December 31, 2005 and 2004.

Behringer Advisors I or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  Behringer Advisors I or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs based on respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses.  As of December 31, 2006, $1,097,713 of organization and offering expenses had been incurred by Behringer Advisors I on our behalf, all of which had been reimbursed by us.  Of the $1,097,713 of organization and offering costs reimbursed by us as of December 31, 2006, $1,077,517 had been recorded as a reduction in Partners’ capital and $20,196 had been expensed as organization costs.  For the year ended December 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was recorded as a reduction in Partners’ capital and $5,838 was expensed as organization costs.  For the year ended December 31, 2004, we reimbursed

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

$725,152 of organization and offering expenses, of which $711,817 was capitalized as offering costs in Partners’ capital and $13,335 was expensed as organization costs.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan.  Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the year ended December 31, 2006, Behringer Advisors I did not earn acquisition and advisory fees and was not reimbursed for any acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors I’s acquisition and advisory fees totaled $465,000 and reimbursement for related expenses totaled $77,500.  During the year ended December 31, 2004, Behringer Advisors I’s acquisition and advisory fees totaled $537,750 and reimbursement for related expenses totaled $89,625.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2006, 2005 and 2004, we incurred property management fees payable to HPT Management of $206,611, $150,503 and $34,218, respectively, of which $49,350, $41,983 and $16,167, respectively, are included in income from discontinued operations.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $166,057 and $130,878, respectively, of which $29,576 and $29,500, respectively, are included in income from discontinued operations.  During the year ended December 31, 2004, we incurred asset management fees of $36,948, of which $14,676 is included in income from discontinued operations.

In connection with the sale of our properties we will pay to Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2006, 2005 or 2004.

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

11.          Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $6,250,000.  We realized a gain on sale of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

approximately $494,000 during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  Certain amounts in the accompanying 2005 and 2004 financial statements have been reclassified to conform to the current classification of properties.  The following table summarizes the results of discontinued operations for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Rental revenue	$1,274,055	$1,213,282	$577,259

Expenses
Property operating expenses	637,325	572,046	270,456
Real estate taxes	121,613	137,482	36,313
Property and asset management fees	78,926	71,483	30,843
Depreciation and amortization	316,211	305,711	137,063
Total expenses	1,154,075	1,086,722	474,675

Income from discontinued operations	$119,980	$126,560	$102,584

12.          Fair Value Disclosure of Financial Instruments

The following disclosure of estimated fair values was determined by us using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 2006 and 2005, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature.  Accordingly, fair value approximates the carrying values of these items.

The fair value estimate presented herein is based on information available to management as of December 31, 2006 and 2005.  Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

13.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2006, 2005, and 2004, respectively, is recalculated as follows:

	2006	2005	2004

Net income for financial statement purposes	$1,009,885	$442,330	$11,035

Start-up and organizational costs	(38,917)	(35,234)	43,084
Bad debt expense	1,308	(8,162)	8,529
Straight line rent	25,492	(36,326)	(120,376)
Prepaid rent	5,170	152,816	113,270
Depreciation	(150,539)	(25,641)	7,077
Amortization	666,874	721,158	128,245
Gain	40,649	—	—
Other	(10,390)	4,091	(4,093)
Net income for income tax purposes	$1,549,532	$1,215,032	$186,771

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

14.          Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$1,040,096	$1,064,615	$1,076,129	$1,072,925
Net income from continuing operations	63,517	148,605	2,705	180,883
Income (loss) from discontinued operations	48,129	41,208	58,098	(27,455)
Gain on sale of discontinued operations	—	—	—	494,195
Net income	$111,646	$189,813	$60,803	$647,623
Weighted average number of limited partnership units outstanding	4,407,870	4,393,285	4,372,981	4,328,765
Basic and diluted net income per limited partnership unit	$0.03	$0.04	$0.01	$0.15

	2005 Quarters Ended
	March 31	June 30	September 30	December 31

Revenues	$504,664	$706,354	$850,064	$894,660
Net income (loss) from continuing operations	83,633	153,277	(53,934)	132,794
Income (loss) from discontinued operations	59,454	28,160	(42,957)	81,903
Net income (loss)	$143,087	$181,437	$(96,891)	$214,697
Weighted average number of limited partnership units outstanding	4,025,975	4,426,025	4,420,929	4,417,050
Basic and diluted net income (loss) per limited partnership unit	$0.03	$0.04	$(0.02)	$0.05

15.          Revisions to Consolidated Statements of Operations for the years ended December 31, 2004

Certain financial information for 2004 has been revised to conform to the current year presentation.  We revised the presentation of our Consolidated Statements of Operations to remove the operating loss subtotal and the other income caption and related subtotal.  These revisions to the historical presentation do not reflect a material change to the information presented in the Consolidated Statements of Operations as originally filed.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Mid-Term Value Enhancement Fund I LP:

We have audited the consolidated financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2006 and for the year then ended, and have issued our report thereon dated March 23, 2007; such report is included elsewhere in this Form 10-K.  Our audit also included the consolidated financial statement schedule of the Partnership listed in Item 15(a) 2.  The financial statement schedule is the responsibility of the Partnership’s management.  Our responsibility is to express an opinion, based on our audit.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 23, 2007

Behringer Harvard  Mid Term Value Enhancement Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2006

				Cost capitalized	Gross amount
		Initial cost		subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property name	Market	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Hopkins Property	Minneapolis	$786,232	$2,225,359	$36,866	$3,048,457	$248,846	1981	3/12/04	(1)
Tucson Way Property	Denver	800,000	5,653,543	49,061	6,502,604	493,765	1985	10/19/04	(1)
2800 Mockingbird Property	Dallas	2,600,000	3,099,949	40,780	5,740,729	219,851	1940	3/11/05	(1)
Parkway Vista Property	Dallas	952,060	3,725,041	101,990	4,779,091	226,025	2002	6/8/05	(1)
ASC Property	Dallas	586,567	2,917,910	31,452	3,535,929	117,710	2000	12/21/05	(1)
Totals (2)		$5,724,859	$17,621,802	$260,149	$23,606,810	$1,306,197

(1) Buildings are 25 years.

(2) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

	Year ended	Year ended	Year ended
	December 31, 2006	December 31, 2005	December 31, 2004
Real Estate:
Balance at beginning of year	$29,177,119	$15,009,667	$—
Additions	121,513	14,167,452	15,009,667
Cost of real estate sold	(5,691,822)	—	—
Balance at end of the year	$23,606,810	$29,177,119	$15,009,667

Accumulated depreciation:
Balance at beginning of year	$819,337	$173,657	$—
Depreciation expense	883,677	645,680	173,657
Disposals	(396,817)	—	—
Balance at end of the year	$1,306,197	$819,337	$173,657

Index to Exhibits

Exhibit Number	Description

3.1

Agreement of Limited Partnership of Registrant dated July 30, 2002 (previously filed in and incorporated by reference to Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

3.2

First Amendment to Agreement of Limited Partnership of Registrant dated June 2, 2003 (previously filed in and incorporated by reference to Exhibit B to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

3.3

Certificate of Limited Partnership of Registrant (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 27, 2002)

3.4	Second Amendment to Agreement of Limited Partnership of Registrant dated March 29, 2006 (previously filed in and incorporated by reference to Form 8-K filed on March 30, 2006)

4.1

Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003,, as supplemented)

10.1

Form of Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LP (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

10.2

Form of Escrow Agreement between Registrant and Wells Fargo Bank, N.A. (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

10.3	Distribution Reinvestment and Automatic Purchase Plan (included as Exhibit D to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

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

10.17

Purchase and Sale Agreement by and between Mount Carrigan LP and Harvard Property Trust, LLC with respect to the ASC Property (previously filed and incorporated by reference to Form 8-K filed on December 20, 2005)

10.18

Purchase Agreement between Behringer Harvard Northpoint I LP, as seller, and Medical Edge Healthcare Group, Inc., as purchaser, regarding the Northpoint Property (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.19

First Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.20

Second Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

21.1*	List of Subsidiaries

23.1

Consent of Fulbright & Jaworski L.L.P. (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)

23.2

Consent of Morris, Manning & Martin, LLP (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)

23.3

Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.4

Consent of PricewaterhouseCoopers LLP with respect to the consolidated financial statements of Behringer Harvard Advisors I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

23.5

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of the Hopkins Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.6

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of the Northpoint Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.7

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of the Tucson Way Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

*              Filed herewith