Form 10-Q
period 2007-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2007-05-14
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

FORM 10-Q

Quarter Ended March 31, 2007

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Real estate
Land	$5,724,859	$5,724,859
Buildings, net	16,394,979	16,575,754
Total real estate	22,119,838	22,300,613

Cash and cash equivalents	1,894,983	2,642,783
Restricted cash	5,895,192	5,895,192
Accounts receivable, net	417,579	405,023
Prepaid expenses and other assets	34,454	25,319
Lease intangibles, net	4,086,297	4,316,155
Total assets	$34,448,343	$35,585,085

Liabilities and partners’ capital
Liabilities
Accounts payable	$31,823	$71,268
Payables to affiliates	39,312	50,400
Acquired below market leases, net	280,696	304,210
Distributions payable	219,627	219,607
Accrued liabilities	1,065,862	1,724,902
Total liabilities	1,637,320	2,370,387

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units issued and outstanding at March 31, 2007 and December 31, 2006	32,810,525	33,214,204
General partners	498	494
Total partners’ capital	32,811,023	33,214,698
Total liabilities and partners’ capital	$34,448,343	$35,585,085

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Rental revenue	$1,075,702	$1,040,096

Expenses
Property operating expenses	165,407	214,564
Real estate taxes	216,589	160,620
Property and asset management fees	70,828	73,928
General and administrative	92,250	142,553
Depreciation and amortization	392,910	388,818
Total expenses	937,984	980,483

Interest income	94,501	3,904
Income from continuing operations	232,219	63,517

Income from discontinued operations	1,711	48,129
Net income	$233,930	$111,646

Allocation of net income:
Net income allocated to general partners	$4	$2

Net income allocated to limited partners	$233,926	$111,644

Weighted average number of limited partnership units outstanding	4,309,444	4,407,870

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.05	$0.02
Income from discontinued operations	—	0.01
Basic and diluted net income per limited partnership unit	$0.05	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total
Balance as of January 1, 2006	$35,812,839	$—	4,414,924	$500	$(21)	$35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885

Balance as of December 31, 2006	33,214,204	—	4,309,444	500	(6)	33,214,698

Distributions to limited partners	(403,679)	(233,926)				(637,605)

Net income		233,926			4	233,930

Balance as of March 31, 2007	$32,810,525	$—	4,309,444	$500	$(2)	$32,811,023

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$233,930	$111,646
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	387,119	460,956
Change in accounts receivable	(12,556)	(43,908)
Change in prepaid expenses and other assets	(9,135)	(11,020)
Addition of lease intangibles	—	(10,652)
Change in accounts payable	(39,445)	35,952
Change in accrued liabilities	(659,040)	200,424
Change in payables to affiliates	(11,088)	—
Cash (used in) provided by operating activities	(110,215)	743,398

Cash flows from investing activities
Additions of property and equipment	—	(75,849)
Cash used in investing activities	—	(75,849)

Cash flows from financing activities
Redemptions of limited partnership units	—	(196,916)
Distributions	(637,585)	(653,170)
Change in payables to affiliates	—	7,311
Cash flows used in financing activities	(637,585)	(842,775)

Net change in cash and cash equivalents	(747,800)	(175,226)
Cash and cash equivalents at beginning of period	2,642,783	3,031,879
Cash and cash equivalents at end of period	$1,894,983	$2,856,653

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred as the “Partnership,” “we,” “us,” or “our) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003, terminated on February 19, 2005 and is described below (“the Offering”).  The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the Offering in February 2005.  We used the proceeds from the Offering, after deducting offering expenses, to acquire six properties.

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

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (i) the identification of assets for acquisition; (ii) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (iii) inroads to establishing beneficial strategic partners, customers, and suppliers; (iv) opportunities within and related to the industry; and (v) other assistance as may be determined by the General Partners or their representatives from time to time.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.              Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP with the termination of the Offering on February 19, 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  Our General Partners terminated the redemption program effective December 31, 2006.  As of March 31, 2007, we had redeemed 123,096 of the units issued pursuant to the Offering for $1,147,080.

For the first three full fiscal years following the termination of the Offering, which occurred on February 19, 2005, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Thereafter, for fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of May 9, 2007, we had 4,309,444 limited partnership units outstanding.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

3.              Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of March 31, 2007, consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three month periods ended March 31, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2007 and December 31, 2006 and the results of our operations and cash flows for the periods ended March 31, 2007 and 2006. Such adjustments are of a normal recurring nature.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of March 31, 2007 range from 1.9 years to 10.1 years.

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1, 2007 - December 31, 2007	$585,500
2008	780,666
2009	669,696
2010	609,249
2011	469,463

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2007	Improvements	Intangibles	Leases
Cost	$17,881,951	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,486,972)	(1,867,304)	170,655
Net	$16,394,979	$4,086,297	$(280,696)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2006	Improvements	Intangibles	Leases
Cost	$17,881,951	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,306,197)	(1,637,446)	147,141
Net	$16,575,754	$4,316,155	$(304,210)

Investment Impairments

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances are present, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.  We did not recognize an asset impairment for the three months ended March 31, 2007 or 2006.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash is comprised of monies held in an escrow account to complete a like-kind exchange for a property sold in December 2006.

Accounts Receivable

Accounts receivable primarily consist of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $2,992 and $1,675 at March 31, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include prepaid insurance.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three months ended March 31, 2007 and 2006, the total net increases to rental revenues due to straight-line rent adjustments were $14,120 and $12,628, respectively.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Concentration of Credit Risk

We had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2007 and 2006.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

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

5.              Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We have identified our state tax return in Texas as a key tax jurisdiction.  The only periods subject to examination for our federal return are the 2003 through 2006 tax years.  The periods subject to examination for our state of Texas returns are years 2002 through 2006.  We are not currently under federal or state income tax examination.  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.   The adoption of FIN 48 therefore had no impact on our financial statements.

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  FASB No. 159 is effective as of the beginning of fiscal years beginning after November 15, 2007.  We have not yet determined if we will choose to measure any eligible financial assets and liabilities at fair value under SFAS No. 159.

6.              Real Estate

We wholly owned the following five properties at March 31, 2007 and December 31, 2006:

		Approximate
		Rentable Square
Property Name	Location	Footage	Description
Hopkins Property	Minneapolis, Minnesota	29,660	One-story office building
Tucson Way Property	Denver, Colorado	70,660	Two-story office building
2800 Mockingbird Property	Dallas, Texas	73,349	One-story office building
Parkway Vista Property	Dallas, Texas	33,467	Two-story office building
ASC Property	Dallas, Texas	28,880	One-story office building

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at March 31, 2007 were $219,627.  The following are the distributions declared during 2007:

2007	Cash
First Quarter	$637,605

8.              Related Party Arrangements

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the three months ended March 31, 2007 and 2006, we incurred property management fees payable to HPT Management of $36,422 and $50,798, respectively, of which $10,298 is included in income from discontinued operations for the three months ended March 31, 2006.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the three months ended March 31, 2007 and 2006, we incurred asset management fees of $34,406 and $40,878, respectively, of which $7,450 is included in income from discontinued operations for the three months ended March 31, 2006.

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

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of $6,250,000.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  Certain amounts in the accompanying 2006 financial statements have been reclassified to conform to the current classification of properties.  The following table summarizes the results of discontinued operations for the three months ended March 31, 2007 and 2006:  The results for the three months ended March 31, 2007 represents the final settlements for operations of the Northpoint Property.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006

Rental revenue	$6,226	$328,990

Expenses
Property operating expenses	4,515	142,498
Real estate taxes	—	41,032
Property and asset management fees	—	17,748
Depreciation and amortization	—	79,583
Total expenses	4,515	280,861

Income from discontinued operations	$1,711	$48,129

10.       Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC.

Cautionary Note

The representations, warranties and covenants made by us in any agreement filed as an exhibit to this Quarterly Report on Form 10-Q are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties or covenants to or with any other parties.  Moreover, these representations, warranties or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

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

Overview

At March 31, 2007 and 2006, we wholly owned five and six properties, respectively.  The operations of the Northpoint Property, which was sold on December 28, 2006, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Results of Operations

Three months ended March 31, 2007 as compared to the three months ended March 31, 2006

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2007 and 2006 was $1,075,702 and $1,040,096, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2007 and 2006 were $165,407 and $214,564, respectively.  The decrease in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the three months ended March 31, 2006.  Management expects property operating expenses to be relatively unchanged in the future.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2007 and 2006 were $216,589 and $160,620, respectively.  The increase in real estate taxes is primarily due to an increase in the valuation of the properties by the taxing authorities.  We anticipate that real estate taxes will remain relatively unchanged in the future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2007 and 2006 were $70,828 and $73,928, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2007 and 2006 were $92,250 and $142,553, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, organizational expenses, transfer agent fees, auditing fees, legal fees and other administrative expenses.  The decrease in general and administrative expenses is primarily due to a decrease in legal fees, tax preparation fees and auditing fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2007 and 2006 were $392,910 and $388,818, respectively.  Depreciation and amortization expenses for the three months ended March 31, 2007 and 2006 were comprised of depreciation and amortization from our five wholly-owned properties.

Interest Income. Interest income for the three months ended March 31, 2007 and 2006 was $94,501 and $3,904, respectively.  The increase in interest income is primarily due to interest earned on monies held in an escrow account to complete a like-kind exchange for the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations.  Income from discontinued operations for the three months ended March 31, 2007 and 2006 was $1,711 and $48,129, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Cash Flow Analysis

At March 31, 2007, we wholly owned five properties.  At March 31, 2006 we wholly owned six properties.  We sold the Northpoint Property in December 2006 and as a result, our cash flows for the three months ended March 31, 2007 may not be comparable to the cash flows for the three months ended March 31, 2006.

Cash used in operating activities for the three months ended March 31, 2007 was $110,215 and was primarily comprised of net income of $233,930, adjusted for depreciation and amortization of $387,119, offset by changes in working capital accounts of $731,264.  Cash provided by operating activities for the three months ended March 31, 2006 of $743,398 was primarily comprised of net income of $111,646, adjusted for depreciation and amortization of $460,956 and changes in working capital accounts of $181,448.

There were no investing activities for the three months ended March 31, 2007.  Cash used in investing activities for the three months ended March 31, 2006 was $75,849 and was comprised of additions of property and equipment for our wholly-owned properties.

Cash used in financing activities for the three months ended March 31, 2007 and 2006 was $637,585 and $842,775, respectively.  Cash used in financing activities for the three months ended March 31, 2007 was due to distributions.  Cash used in financing activities for the three months ended March 31, 2006 was primarily due to redemptions of limited partnership units and distributions during the period.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,894,983 at March 31, 2007.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.  The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities

Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Some or all of our distributions have been, and may continue to be, paid from sources other than operating cash flow, such as offering proceeds.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”), a non-GAAP financial measure, is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, minority interests and the sale of assets.  Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three months ended March 31, 2007 and 2006 is presented below:

		Three months	Three months
		ended	ended
		March 31, 2007	March 31, 2006

	Rental revenue	$1,075,702	$1,040,096

	Operating expenses
	Property operating expenses	165,407	214,564
	Real estate taxes	216,589	160,620
	Property and asset management fees	70,828	73,928
	Less: Asset management fees	(34,406)	(33,428)
	Total operating expenses	418,418	415,684

	Net operating income	$657,284	$624,412

	Reconciliation of NOI to Net Income
	Net operating income	$657,284	$624,412

Less:	General and administrative	(92,250)	(142,553)
	Depreciation and amortization	(392,910)	(388,818)
	Asset management fees	(34,406)	(33,428)
Add:	Interest income	94,501	3,904
	Income from discontinued operations	1,711	48,129

	Net income	$233,930	$111,646

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

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of March 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Unit Redemption Program

The General Partners terminated the Partnership’s unit redemption program effective December 31, 2006 and no units were repurchased by the Partnership during the three months ended March 31, 2007.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2007.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: May 14, 2007	By:	/s/ Gary S. Bresky
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

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

10.1

Purchase Agreement between Behringer Harvard Northpoint I LP, as seller, and Medical Edge Healthcare Group, Inc., as purchaser, regarding the Northpoint Property (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.2

First Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

10.3

Second Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed in and incorporated by reference to Form 8-K filed on January 4, 2007)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications

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