Form 10-Q
period 2007-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2007-08-14
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

FORM 10-Q

Quarter Ended June 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Real estate
Land	$5,724,859	$5,724,859
Buildings, net	16,217,404	16,575,754
Total real estate	21,942,263	22,300,613

Cash and cash equivalents	1,703,801	2,642,783
Restricted cash	5,895,192	5,895,192
Accounts receivable, net	461,575	405,023
Prepaid expenses and other assets	20,271	25,319
Lease intangibles, net	3,857,623	4,316,155
Total assets	$33,880,725	$35,585,085

Liabilities and partners’ capital
Liabilities
Accounts payable	$179,145	$71,268
Payables to affiliates	32,286	50,400
Acquired below-market leases, net	257,183	304,210
Distributions payable	212,542	219,607
Accrued liabilities	941,446	1,724,902
Total liabilities	1,622,602	2,370,387

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units issued and outstanding at June 30, 2007 and December 31, 2006	32,257,624	33,214,204
General partners	499	494
Total partners’ capital	32,258,123	33,214,698
Total liabilities and partners’ capital	$33,880,725	$35,585,085

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Rental revenue	$985,346	$1,064,615	$2,061,048	$2,104,711

Expenses
Property operating expenses	181,679	170,519	347,086	385,083
Real estate taxes	177,855	169,753	394,444	330,373
Property and asset management fees	72,831	70,234	143,659	144,162
General and administrative	155,886	117,652	248,136	260,205
Depreciation and amortization	392,223	392,622	785,133	781,440
Total expenses	980,474	920,780	1,918,458	1,901,263

Interest income	91,213	4,770	185,714	8,674
Income from continuing operations before income taxes	96,085	148,605	328,304	212,122

Current income taxes	7,721	—	7,721	—
Deferred income taxes	(1,010)	—	(1,010)	—
Income from continuing operations	89,374	148,605	321,593	212,122

Income from discontinued operations	2,792	41,208	4,503	89,337
Net income	$92,166	$189,813	$326,096	$301,459

Allocation of net income:
Net income allocated to general partners	$1	$2	$5	$4

Net income allocated to limited partners	$92,165	$189,811	$326,091	$301,455

Weighted average number of limited partnership units outstanding	4,309,444	4,393,285	4,309,444	4,400,646

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.02	$0.03	$0.07	$0.05
Income from discontinued operations	—	0.01	—	0.02
Basic and diluted net income per limited partnership unit	$0.02	$0.04	$0.07	$0.07

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2006	$35,812,839	$—	4,414,924	$500	$(21)	$35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885

Balance as of December 31, 2006	33,214,204	—	4,309,444	500	(6)	33,214,698

Distributions to limited partners	(956,580)	(326,091)				(1,282,671)

Net income		326,091			5	326,096

Balance as of June 30, 2007	$32,257,624	$—	4,309,444	$500	$(1)	$32,258,123

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006

Cash flows from operating activities
Net income	$326,096	$301,459
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	773,055	924,329
Change in accounts receivable	(56,552)	4,978
Change in prepaid expenses and other assets	5,048	2,971
Change in accounts payable	107,877	538
Change in accrued liabilities	(783,456)	47,795
Change in payables to affiliates	(18,114)	—
Addition of lease intangibles	—	(10,653)
Cash provided by operating activities	353,954	1,271,417

Cash flows from investing activities
Additions of property and equipment	(3,200)	(110,170)
Cash used in investing activities	(3,200)	(110,170)

Cash flows from financing activities
Redemptions of limited partnership units	—	(247,523)
Distributions	(1,289,736)	(1,317,857)
Change in payables to affiliates	—	6,460
Cash flows used in financing activities	(1,289,736)	(1,558,920)

Net change in cash and cash equivalents	(938,982)	(397,673)
Cash and cash equivalents at beginning of period	2,642,783	3,031,879
Cash and cash equivalents at end of period	$1,703,801	$2,634,206

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.              Organization

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003, terminated on February 19, 2005, and is described below (the “Offering”).  The Offering was a best efforts continuous offering and we continued to admit new investors until the termination of the Offering in February 2005.  We used the proceeds from the Offering, after deducting offering expenses, to acquire six properties.

We are not currently seeking to purchase any additional properties for our portfolio.  However in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, and warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties, such as hotels or motels.

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

2.     Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP with the termination of the Offering on February 19, 2005.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  Our General Partners terminated the redemption program effective December 31, 2006.  As of June 30, 2007, we had redeemed 123,096 of the units issued pursuant to the Offering for $1,147,080.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Thereafter, for fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act.  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

As of August 9, 2007, we had 4,309,444 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2007, consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six month periods ended June 30, 2007 and 2006 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2007 and December 31, 2006 and the results of our operations and cash flows for the periods ended June 30, 2007 and 2006.  Such adjustments are of a normal recurring nature.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

determined by applying a fair value model.  The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense.  The estimated remaining useful lives of our acquired lease intangibles as of June 30, 2007 range from 1.7 years to 9.8 years.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles

July 1, 2007 - December 31, 2007	$390,378
2008	780,755
2009	669,786
2010	609,229
2011	469,116

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of June 30, 2007	Improvements	Intangibles	Leases
Cost	$17,885,151	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,667,747)	(2,095,978)	194,168
Net	$16,217,404	$3,857,623	$(257,183)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2006	Improvements	Intangibles	Leases
Cost	$17,881,951	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,306,197)	(1,637,446)	147,141
Net	$16,575,754	$4,316,155	$(304,210)

Investment Impairments

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We did not recognize an asset impairment for the three or six months ended June 30, 2007 and 2006.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.  The carrying amount of cash and cash equivalents reported on the balance sheets approximates fair value.

Restricted Cash

Restricted cash is comprised of monies held in an escrow account relating to a property sold in December 2006.

Accounts Receivable

Accounts receivable consist of receivables from tenants related to those properties that are consolidated in our financial statements and interest from monies held in an escrow account.  We recorded an allowance for doubtful accounts associated with accounts receivable of $195 and $1,675 at June 30, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include prepaid directors and officers insurance, prepaid advertising, as well as prepaid insurance and real estate taxes of our consolidated properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three and six months ended June 30, 2007, the total net increases to rental revenues due to straight-line rent adjustments were $4,465 and $18,585, respectively.  For the three and six months ended June 30, 2006, the total net increases to rental revenues due to straight-line rent adjustments were $10,117 and $22,745, respectively.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

We have cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties.  Our income producing properties generated 100% of our consolidated revenues for the three and six months ended June 30, 2007 and 2006.  Management evaluates operating performance on an individual property level.  However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

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

5.              Recently Announced Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions.  We are not currently under federal or state income tax examination.  We believe that our income tax filing positions and deductions will be sustained on audit and we do not anticipate any adjustments that will result in a material change to our financial position.  The adoption of FIN 48 therefore had no impact on our financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting for Parent Companies and Equity Method Investors for Investments in Investment Companies.”  This SOP provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Guide”).  Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings.  The provisions of this SOP are effective for us on January 1, 2008.  We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

6.              Real Estate

We wholly owned the following five properties at June 30, 2007 and December 31, 2006:

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

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at June 30, 2007 were $212,542.  The following are the distributions declared during 2007:

Second Quarter	$645,067
First Quarter	637,604
$1,282,671

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2007 and 2006, we incurred property management fees payable to HPT Management of $74,847 and $100,824, respectively, of which $24,331 was included in income from discontinued operations for the six months ended June 30, 2006.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2007 and 2006, we incurred asset management fees of $68,812 and $82,494, respectively, of which $14,825 was included in income from discontinued operations for the six months ended June 30, 2006.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of $6,250,000.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  Certain amounts in the accompanying 2006 financial statements have been reclassified to conform to the current classification of properties.  The results for the six months ended June 30, 2007 represents the final settlements for operations of the Northpoint Property.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2007 and 2006:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Rental revenue	$3,990	$328,188	$10,216	$657,178

Expenses
Property operating expenses	1,198	145,128	5,713	287,626
Real estate taxes	—	41,631	—	82,663
Property and asset management fees	—	21,408	—	39,156
Depreciation and amortization	—	78,813	—	158,396
Total expenses	1,198	286,980	5,713	567,841

Income from discontinued operations	$2,792	$41,208	$4,503	$89,337

10.       Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three and six months ended June 30, 2007, we recognized current tax expense of $7,721 and a deferred tax benefit of $1,010 related to the Texas margin tax.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant.  The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model.  The estimates of the fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions.  In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions.  The estimates of the fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Investment Impairments

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.

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

Overview

At June 30, 2007 and 2006, we wholly owned five and six properties, respectively.  The operations of the Northpoint Property, which was sold on December 28, 2006, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Results of Operations

Three months ended June 30, 2007 as compared to the three months ended June 30, 2006

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2007 and 2006 was $985,346 and $1,064,615, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The decrease was primarily due to lower billings of common area maintenance to tenants.  Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2007 and 2006 were $181,679 and $170,519, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The increase in property operating expenses is primarily due to legal fees and software licensing fees incurred during the three months ended June 30, 2007.  Management expects property operating expenses to be relatively unchanged in the future.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2007 and 2006 were $177,855 and $169,753, respectively.  The increase in real estate taxes is primarily due to an increase in the valuation of the properties by the taxing authorities.  We anticipate that real estate taxes will remain relatively unchanged in the future.

Property and Asset Management Fees.  Property and asset management fees for the three months ended June 30, 2007 and 2006 were $72,831 and $70,234, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2007 and 2006 were $155,886 and $117,652, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in printing fees for our annual report.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the three months ended June 30, 2007 and 2006 were $392,223 and $392,622, respectively, and include depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  Management expects depreciation and amortization expenses to remain relatively constant in future periods.

Interest Income.  Interest income for the three months ended June 30, 2007 and 2006 was $91,213 and $4,770, respectively.  The increase in interest income is primarily due to interest earned on monies held in an escrow account from the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations.  Income from discontinued operations for the three months ended June 30, 2007 and 2006 was $2,792 and $41,208, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.  The results for the three months ended June 30, 2007 represents the final settlements for operations of the Northpoint Property.

Six months ended June 30, 2007 as compared to the six months ended June 30, 2006

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2007 and 2006 was $2,061,048 and $2,104,711, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The decrease was primarily due to lower billings of common area maintenance to tenants.  Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2007 and 2006 were $347,086 and $385,083, respectively, and were comprised of expenses related to the daily operations from our consolidated properties.  The decrease in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during 2006.  Management expects property operating expenses to be relatively unchanged in the future.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2007 and 2006 were $394,444 and $330,373, respectively.  The increase in real estate taxes is primarily due to an increase in the valuation of the properties by the taxing authorities.  We anticipate that real estate taxes will remain relatively unchanged in the future.

Property and Asset Management Fees.  Property and asset management fees for the six months ended June 30, 2007 and 2006 were $143,659 and $144,162, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2007 and 2006 were $248,136 and $260,205, respectively.  General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses.  The decrease in general and administrative expenses is primarily due to a decrease in auditing fees and tax preparation fees.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the six months ended June 30, 2007 and 2006 were $785,133 and $781,440, respectively, and include depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties.  Management expects depreciation and amortization expenses to remain relatively constant in future periods.

Interest Income. Interest income for the six months ended June 30, 2007 and 2006 was $185,714 and $8,674, respectively.  The increase in interest income is primarily due to interest earned on monies held in an escrow account from the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations.  Income from discontinued operations for the six months ended June 30, 2007 and 2006 was $4,503 and $89,337, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.  The results for the six months ended June 30, 2007 represents the final settlements for operations of the Northpoint Property.

Cash Flow Analysis

At June 30, 2007, we wholly owned five properties.  At June 30, 2006, we wholly owned six properties.  We sold the Northpoint Property in December 2006 and as a result, our cash flows for the six months ended June 30, 2007 may not be comparable to the cash flows for the six months ended June 30, 2006.

Cash provided by operating activities for the six months ended June 30, 2007 was $353,954 and was comprised of net income of $326,096, adjusted for depreciation and amortization of $773,055, offset by changes in working capital accounts of $745,197.  Cash provided by operating activities for the six months ended June 30, 2006 of $1,271,417 was primarily comprised of net income of $301,459, adjusted for depreciation and amortization of $924,329 and changes in working capital accounts of $56,282.

Cash used in investing activities for the six months ended June 30, 2007 and 2006 was $3,200 and $110,170, respectively and was comprised of purchases of property and equipment for our wholly-owned properties.

Cash used in financing activities for the six months ended June 30, 2007 of $1,289,736 was due to distributions.  Cash used in financing activities for the six months ended June 30, 2006 of $1,558,920 was primarily due to redemptions of limited partnership units and distributions during the period.

Liquidity and Capital Resources

Our cash and cash equivalents were $1,703,801 at June 30, 2007.  Our principal demands for funds will be for the payment of operating expenses and distributions.

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We generally expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of all or a portion of a monthly distribution.  Currently, distributions are paid from cash provided by operations and available cash on hand.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”), a non-GAAP financial measure, is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets.  We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Rental revenue	$985,346	$1,064,615	$2,061,048	$2,104,711

Operating expenses
Property operating expenses	181,679	170,519	347,086	385,083
Real estate taxes	177,855	169,753	394,444	330,373
Property and asset management fees	72,831	70,234	143,659	144,162
Less: Asset management fees	(34,406)	(34,241)	(68,812)	(67,669)
Total operating expenses	397,959	376,265	816,377	791,949

Net operating income	$587,387	$688,350	$1,244,671	$1,312,762

Reconciliation of NOI to Net Income
Net operating income	$587,387	$688,350	$1,244,671	$1,312,762

Less: General and administrative	(155,886)	(117,652)	(248,136)	(260,205)
Depreciation and amortization	(392,223)	(392,622)	(785,133)	(781,440)
Asset management fees	(34,406)	(34,241)	(68,812)	(67,669)
Current income taxes	(7,721)	—	(7,721)	—
Add: Interest income	91,213	4,770	185,714	8,674
Deferred income taxes	1,010	—	1,010	—
Income from discontinued operations	2,792	41,208	4,503	89,337

Net income	$92,166	$189,813	$326,096	$301,459

Disposition Policies

As noted previously, we completed the Offering in February 2005.  We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We announced last fall that management is exploring plans for the sale of our assets.  We believe there may exist the opportunity to dispose of our assets more rapidly than the currently targeted holding period of five to eight years and potentially achieve our investment objectives.  We sold the Northpoint Property in December 2006, and we are continuing the process of preparing our assets for disposition.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us at any time following three years after the termination of the Offering or, after eight years following the termination of the Offering, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 4T.                 Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of June 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Unit Redemption Program

The General Partners terminated the Partnership’s unit redemption program effective December 31, 2006 and therefore no units were repurchased by the Partnership during the three months ended June 30, 2007.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2007.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: August 14, 2007	By:	/s/ Gary S. Bresky
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

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

31.1	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (filed herewith)

32.1*	Section 1350 Certifications (filed herewith)

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