Form 10-Q
period 2007-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2007-11-14
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Mark One]

        ☒                            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

FORM 10-Q

Quarter Ended September 30, 2007

PART I
FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

Item 1.             Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Real estate
Land	$5,681,512	$5,724,859
Buildings, net	16,054,446	16,575,754
Total real estate	21,735,958	22,300,613

Cash and cash equivalents	7,772,575	2,642,783
Restricted cash	—	5,895,192
Accounts receivable, net	302,569	405,023
Prepaid expenses and other assets	64,707	25,319
Lease intangibles, net	3,675,863	4,316,155
Total assets	$33,551,672	$35,585,085

Liabilities and partners’ capital
Liabilities
Accounts payable	$130,716	$71,268
Payables to affiliates	31,198	50,400
Acquired below-market leases, net	233,669	304,210
Distributions payable	212,522	219,607
Accrued liabilities	1,036,174	1,724,902
Total liabilities	1,644,279	2,370,387

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units issued and outstanding at September 30, 2007 and December 31, 2006	31,906,889	33,214,204
General partners	504	494
Total partners’ capital	31,907,393	33,214,698
Total liabilities and partners’ capital	$33,551,672	$35,585,085

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Rental revenue	$1,072,854	$1,076,129	$3,133,902	$3,180,840

Expenses
Property operating expenses	254,898	180,718	601,984	565,801
Real estate taxes	167,212	276,407	561,656	606,780
Property and asset management fees	72,254	75,059	215,913	219,221
General and administrative	66,158	161,272	314,294	421,477
Depreciation and amortization	388,013	393,493	1,173,146	1,174,933
Total expenses	948,535	1,086,949	2,866,993	2,988,212

Interest income	98,680	13,524	284,394	22,198
Gain on sale of asset	81,603	—	81,603	—
Income from continuing operations before income taxes	304,602	2,704	632,906	214,826

Provision for income taxes	3,953	—	10,664	—
Income from continuing operations	300,649	2,704	622,242	214,826

Income from discontinued operations	—	58,099	4,503	147,436
Net income	$300,649	$60,803	$626,745	$362,262

Allocation of net income:
Net income allocated to general partners	$5	$1	$10	$5

Net income allocated to limited partners	$300,644	$60,802	$626,735	$362,257

Weighted average number of limited partnership units outstanding	4,309,444	4,372,981	4,309,444	4,391,323

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.07	$—	$0.14	$0.05
Income from discontinued operations	—	0.01	—	0.03
Basic and diluted net income per limited partnership unit	$0.07	$0.01	$0.14	$0.08

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total
Balance as of January 1, 2006	$35,812,839	$—	4,414,924	$500	$(21)	$35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885

Balance as of December 31, 2006	33,214,204	—	4,309,444	500	(6)	33,214,698

Distributions to limited partners	(1,307,315)	(626,735)				(1,934,050)

Net income		626,735			10	626,745

Balance as of September 30, 2007	$31,906,889	$—	4,309,444	$500	$4	$31,907,393

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net income	$626,745	$362,262
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,154,592	1,388,572
Gain on sale of asset	(81,603)	—
Change in accounts receivable	102,454	(92,779)
Change in prepaid expenses and other assets	(39,388)	(5,172)
Change in accounts payable	59,448	39,101
Change in accrued liabilities	(688,728)	461,047
Change in payables to affiliates	(19,202)	—
Additions of lease intangibles	(42,517)	(24,226)
Cash provided by operating activities	1,071,801	2,128,805

Cash flows from investing activities
Proceeds from sale of asset	124,950	—
Additions of property and equipment	(21,016)	(121,513)
Cash provided by (used in) investing activities	103,934	(121,513)

Cash flows from financing activities
Change in restricted cash	5,895,192	—
Redemptions of limited partnership units	—	(248,573)
Distributions	(1,941,135)	(1,981,720)
Change in payables to affiliates	—	13,565
Cash provided by (used in) financing activities	3,954,057	(2,216,728)

Net change in cash and cash equivalents	5,129,792	(209,436)
Cash and cash equivalents at beginning of period	2,642,783	3,031,879
Cash and cash equivalents at end of period	$7,772,575	$2,822,443

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

2.              Public Offering

On February 19, 2003, we commenced the Offering of up to 40,000,000 units of limited partnership interest at a price of $10 per unit pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Statement also covered up to 4,000,000 units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit. We terminated our DRIP with the termination of the Offering on February 19, 2005. The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101. Our General Partners terminated the redemption program effective December 31, 2006. As of September 30, 2007, we had redeemed 123,096 of the units issued pursuant to the Offering for $1,147,080.

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

As of November 8, 2007, we had 4,309,444 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2007, consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006 have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2007 and December 31, 2006 and the results of our operations and cash flows for the periods ended September 30, 2007 and 2006. Such adjustments are of a normal recurring nature.

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

We amortize the value of in-place leases to expense over the term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and tenant relationship intangibles would be charged to expense. The estimated remaining average useful lives of our acquired lease intangibles as of September 30, 2007 range from 1.4 years to 9.6 years.

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2007 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles

October 1, 2007 - December 31, 2007	$195,189
2008	780,755
2009	669,786
2010	609,229
2011	469,116

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

As of September 30, 2007	Buildings and Improvements	Lease Intangibles	Acquired Below-Market Leases
Cost	$17,902,968	$5,839,582	$(451,351)
Less: depreciation and amortization	(1,848,522)	(2,163,719)	217,682
Net	$16,054,446	$3,675,863	$(233,669)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2006	Improvements	Intangibles	Leases
Cost	$17,881,951	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,306,197)	(1,637,446)	147,141
Net	$16,575,754	$4,316,155	$(304,210)

Impairment of Long-Lived Assets

For real estate wholly-owned by us, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value. We did not recognize an asset impairment for the three or nine months ended September 30, 2007 and 2006.

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

Accounts Receivable

Accounts receivable consist of receivables from tenants related to those properties that are consolidated in our financial statements. We recorded an allowance for doubtful accounts associated with accounts receivable of $4,527 and $1,675 at September 30, 2007 and December 31, 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets primarily include prepaid directors and officers insurance and prepaid insurance of our consolidated properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. For the three and nine months ended September 30, 2007, the total net increases to rental revenues due to straight-line rent adjustments were $10,414 and $28,999, respectively. For the three and nine months ended September 30, 2006, the total net increases to rental revenues due to straight-line rent adjustments were $3,379 and $26,124, respectively. As discussed above, our rental revenue also includes amortization of above-market and below-market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of income producing properties. Our income producing properties generated 100% of our consolidated revenues for the three and nine months ended September 30, 2007 and 2006. Management evaluates operating performance on an individual property level. However, as each of our properties has similar economic characteristics, our income producing properties have been aggregated into one reportable segment.

Income Taxes

As a limited partnership, we are generally not subject to income tax. On May 18, 2006, the State of Texas enacted a new law which replaced the existing state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the three and nine months ended September 30, 2007, we recognized a provision for current tax expense of $3,117 and $10,838, respectively, related to the Texas margin tax. We also recognized a deferred tax provision of $836 for the three months ended September 30, 2007 and a deferred tax benefit of $174 for the nine months ended September 30, 2007 related to the Texas margin tax.

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

6.              Real Estate

We wholly owned the following five properties at September 30, 2007 and December 31, 2006:

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

Dispositions

On September 5, 2007, we sold a parcel of land consisting of approximately 0.07 acres from the 2800 Mockingbird Property to an unaffiliated third party. The contract sale price was $124,950. We recognized a gain of approximately $82,000 on the sale during the three and nine months ended September 30, 2007. The gain on the sale of the 2800 Mockingbird parcel of land is not classified as discontinued operations in the accompanying consolidated statements of operations, as the land was a non-operating asset at the time of the sale.

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. We record all distributions when declared. Distributions payable at September 30, 2007 were $212,522. The following are the distributions declared during 2007:

Third Quarter	$651,379
Second Quarter	645,067
First Quarter	637,604
$1,934,050

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the nine months ended September 30, 2007 and 2006, we incurred property management fees payable to HPT Management of $112,695 and $155,350, respectively, of which $38,204 was included in income from discontinued operations for the nine months ended September 30, 2006.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the nine months ended September 30, 2007 and 2006, we incurred asset management fees of $103,218 and $124,275, respectively, of which $22,200 was included in income from discontinued operations for the nine months ended September 30, 2006.

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

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of $6,250,000. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations. Certain amounts in the accompanying 2006 financial statements have been reclassified to conform to the current classification of properties. The results for the nine months ended September 30, 2007 represent the final settlements for operations of the Northpoint Property. The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Rental revenue	$—	$328,188	$10,216	$985,366

Expenses
Property operating expenses	—	151,724	5,713	439,350
Real estate taxes	—	18,304	—	100,967
Property and asset management fees	—	21,248	—	60,404
Depreciation and amortization	—	78,813	—	237,209
Total expenses	—	270,089	5,713	837,930

Income from discontinued operations	$—	$58,099	$4,503	$147,436

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

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values and tenant relationships based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of the fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces, considering current market conditions. In estimating fair value of in-place leases, we consider items such as real estate taxes, insurance and other operating expenses, as well as lost rental revenue during the expected lease-up period and carrying costs that would have otherwise been incurred had the leases not been in place, including tenant improvements and commissions. The estimates of the fair value of tenant relationships also include costs to execute similar leases, including leasing commissions, legal costs and tenant improvements, as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

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

Overview

At September 30, 2007 and 2006, we wholly owned five and six properties, respectively. The operations of the Northpoint Property, which was sold on December 28, 2006, are classified as discontinued operations in each of the periods presented in the accompanying consolidated statements of operations.

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the three months ended September 30, 2007 and 2006 was $1,072,854 and $1,076,129, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses. Property operating expenses for the three months ended September 30, 2007 and 2006 were $254,898 and $180,718, respectively, and were comprised of expenses related to the daily operations from our consolidated properties. The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the three months ended September 30, 2007. Management expects property operating expenses to be relatively unchanged in the near future.

Real Estate Taxes. Real estate taxes for the three months ended September 30, 2007 and 2006 were $167,212 and $276,407, respectively. The decrease in real estate taxes is primarily due to a successful appeal of property tax assessments. We anticipate that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees. Property and asset management fees for the three months ended September 30, 2007 and 2006 were $72,254 and $75,059, respectively. Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2007 and 2006 were $66,158 and $161,272, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. The decrease in general and administrative expenses is primarily due to a decrease in auditing fees and legal fees. Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended September 30, 2007 and 2006 were $388,013 and $393,493, respectively, and include depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. Management expects depreciation and amortization expenses to remain relatively constant in future periods.

Interest Income. Interest income for the three months ended September 30, 2007 and 2006 was $98,680 and $13,524, respectively. The increase in interest income is primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Gain on sale of assets. We recognized a gain on the sale of assets for the three months ended September 30, 2007 of $81,603. The gain was a result of the sale of a parcel of land at the 2800 Mockingbird Property on September 5, 2007. No assets were sold during the three months ended September 30, 2006.

Discontinued Operations

Income from Discontinued Operations. There was no income from discontinued operations for the three months ended September 30, 2007. Income from discontinued operations for the three months ended September 30, 2006 was $58,099 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006

Continuing Operations

Rental Revenue. Rental revenue for the nine months ended September 30, 2007 and 2006 was $3,133,902 and $3,180,840, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses. Property operating expenses for the nine months ended September 30, 2007 and 2006 were $601,984 and $565,801, respectively, and were comprised of expenses related to the daily operations from our consolidated properties. The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the nine months ended September 30, 2007. Management expects property operating expenses to be relatively unchanged in the near future.

Real Estate Taxes. Real estate taxes for the nine months ended September 30, 2007 and 2006 were $561,656 and $606,780, respectively. The decrease in real estate taxes is primarily due to a successful appeal of property tax assessments. We anticipate that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees. Property and asset management fees for the nine months ended September 30, 2007 and 2006 were $215,913 and $219,221, respectively. Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2007 and 2006 were $314,294 and $421,477, respectively. General and administrative expenses were comprised of auditing fees, transfer agent fees, tax preparation fees, directors’ and officers’ insurance premiums, legal fees, printing costs and other administrative expenses. The decrease in general and administrative expenses is primarily due to a decrease in auditing fees and legal fees. Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended September 30, 2007 and 2006 were $1,173,146 and $1,174,933, respectively, and include depreciation and amortization of buildings, furniture and equipment and real estate intangibles associated with our consolidated properties. Management expects depreciation and amortization expenses to remain relatively constant in future periods.

Interest Income. Interest income for the nine months ended September 30, 2007 and 2006 was $284,394 and $22,198, respectively. The increase in interest income is primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Gain on sale of assets. We recognized a gain on the sale of assets for the nine months ended September 30, 2007 of $81,603. The gain was a result of the sale of a parcel of land at the 2800 Mockingbird Property on September 5, 2007. No assets were sold during the nine months ended September 30, 2006.

Discontinued Operations

Income from Discontinued Operations. Income from discontinued operations for the nine months ended September 30, 2007 and 2006 was $4,503 and $147,436, respectively. The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006. The results for the nine months ended September 30, 2007 represents the final settlements for operations of the Northpoint Property.

Cash Flow Analysis

At September 30, 2007, we wholly owned five properties. At September 30, 2006, we wholly owned six properties. We sold the Northpoint Property in December 2006 and as a result, our cash flows for the nine months ended September 30, 2007 may not be comparable to the cash flows for the nine months ended September 30, 2006.

Cash provided by operating activities for the nine months ended September 30, 2007 was $1,071,801 and was primarily comprised of net income of $626,745, adjusted for depreciation and amortization of $1,154,592, offset by changes in working capital accounts of $585,416. Cash provided by operating activities for the nine months ended September 30, 2006 of $2,128,805 was primarily comprised of net income of $362,262, adjusted for depreciation and amortization of $1,388,572 and changes in working capital accounts of $402,197.

Cash provided by investing activities for the nine months ended September 30, 2007 was $103,934 and was comprised of proceeds from sale of asset of $124,950 offset by purchases of property and equipment for our wholly-owned properties of $21,016. Cash used in investing activities for the nine months ended September 30, 2006 was $121,513 and was comprised of purchases of property and equipment for our wholly-owned properties.

Cash provided by financing activities for the nine months ended September 30, 2007 of $3,954,057 was comprised of a change in restricted cash of $5,895,192, offset by distributions of $1,941,135. Cash used in financing activities for the nine months ended September 30, 2006 of $2,216,728 was primarily due to distributions during the period.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,772,575 at September 30, 2007. Our principal demands for funds will be for the payment of operating expenses and distributions.

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

Net Operating Income

Net operating income (“NOI”), a non-GAAP financial measure, is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets. We believe that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP. Our calculations of NOI for the three and nine months ended September 30, 2007 and 2006 are presented below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Rental revenue	$1,072,854	$1,076,129	$3,133,902	$3,180,840

Operating expenses
Property operating expenses	254,898	180,718	601,984	565,801
Real estate taxes	167,212	276,407	561,656	606,780
Property and asset management fees	72,254	75,059	215,913	219,221
Less: Asset management fees	(34,406)	(34,406)	(103,218)	(102,075)
Total operating expenses	459,958	497,778	1,276,335	1,289,727

Net operating income	$612,896	$578,351	$1,857,567	$1,891,113

Reconciliation of NOI to Net Income
Net operating income	$612,896	$578,351	$1,857,567	$1,891,113

Less: General and administrative	(66,158)	(161,272)	(314,294)	(421,477)
Depreciation and amortization	(388,013)	(393,493)	(1,173,146)	(1,174,933)
Asset management fees	(34,406)	(34,406)	(103,218)	(102,075)
Provision for income taxes	(3,953)	—	(10,664)	—
Add: Interest income	98,680	13,524	284,394	22,198
Gain on sale of assets	81,603	—	81,603	—
Income from discontinued operations	—	58,099	4,503	147,436

Net income	$300,649	$60,803	$626,745	$362,262

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

Cash flow from operations will not be invested in the acquisition of real estate properties. However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties. In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives. We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment. Thus, we are intended to be self-liquidating in nature. In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after seven years from the commencement of the Offering. Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

•                  used to purchase land underlying any of our properties;

•                  used to buy out the interest of any co-tenant or joint venture partner in a property that is jointly owned;

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

Item 4T.          Controls and Procedures.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), the management of Behringer Advisors I, our general partner, including the Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2007, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, our general partner, concluded that our disclosure controls and procedures, as of September 30, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief

Financial Officer of Behringer Advisors I, our general partner, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, can only provide reasonable assurance, not absolute assurance, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance, only reasonable assurance, that all control issues and instances of fraud or error, if any, within a partnership have been detected.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Unit Redemption Program

The General Partners terminated the Partnership’s unit redemption program effective December 31, 2006 and therefore no units were repurchased by the Partnership during the three months ended September 30, 2007.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2007.

Item 5.             Other Information.

None.

Item 6.             Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: November 14, 2007	By:	/s/ Gary S. Bresky
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