Form 10-K
period 2007-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2008-03-31
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
Yes ☐  No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $43,094,440, assuming a market value of $10 per unit of limited partnership interest.

As of March 15, 2008, the registrant had 4,309,444 units of limited partnership interest outstanding.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP

FORM 10-K

Year Ended December 31, 2007

Forward-Looking Statements

This annual report contains forward-looking statements, including discussion and analysis of Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our limited partners in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

PART I

Item 1.                    Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was for up to 40,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933.  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”).  We terminated our DRIP on February 19, 2005 with the termination of the Offering.  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.

The number of units sold and gross offering proceeds realized pursuant to the Offering were 4,432,541 limited partnership units for $44,249,101.  As of December 31, 2007, we had 4,309,444 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  As of December 31, 2007, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Until December 31, 2008, the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Beginning with fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866)655-1620.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”), and is used by permission.

Disposition Policies

As noted previously, we have now completed the Offering.  We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We sold one of our properties in December 2006, and we are continuing to seek disposition opportunities.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us at any time after February 19, 2008 or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after February 19, 2010.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

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

Investment Objectives and Criteria

We have used all of the proceeds from the Offering; therefore, we are not currently actively seeking to purchase additional properties.  However, as mentioned above, in limited circumstances we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  If we purchase such properties, our intention is to invest in income-producing real estate properties, including properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  Our investment objectives are:

•      to preserve, protect and return investor’s capital contributions;

•      to maximize cash distributions paid to investors;

•      to realize growth in the value of our properties upon the ultimate sale of such properties; and

•                  prior to February 19, 2013, either (1) to make an orderly disposition of the properties and distribute the cash to the investors or (2) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

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

Our investment in real estate has generally taken, and will continue to take the form of holding fee title or a long-term leasehold estate, either directly or indirectly through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with the developers of the properties, affiliates of the General Partners or other persons.  In addition, we may purchase properties and lease them back to the sellers of such properties.  While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” so that we will be treated as the owner of the property for federal income tax purposes, we cannot assure investors that the Internal Revenue Service will not challenge such characterization.  In the event that any such sale-leaseback transaction is recharacterized as a financing transaction for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed, and our income therefrom could be treated as portfolio income, rather than passive income.

We may continue to invest in properties located in central business districts of major metropolitan cities and selected suburban markets.  Although we are not limited as to the geographic area where we may conduct our operations, we expect that all of our real property assets will be located in the United States.

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

In making acquisitions of real property, we obtain independent appraisals.  However, we rely on our own independent analysis and not on such appraisals in determining whether to invest in a particular property.  It should be noted that appraisals are estimates of value and should not be relied upon as measures of true worth or realizable value.  Copies of these appraisals will be available for review and duplication by investors at our office and will be retained for at least five years.

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

Acquisition of Properties from Behringer Development

To the extent we acquire additional properties using the proceeds of a sale of one or more of the properties we currently hold, we may acquire properties, directly or through joint ventures, with affiliated entities, including (1) Behringer Development Company LP (“Behringer Development”), an indirect wholly-owned subsidiary of Behringer Holdings, and (2) BHD, LLC, which is a wholly-owned subsidiary of Behringer Holdings.  Behringer Development was formed to (1) acquire existing income-producing commercial real estate properties, and (2) acquire land, develop commercial real properties, secure tenants for such properties and sell such properties upon completion to us or other Behringer Harvard programs.

We may purchase or acquire a property from Behringer Development or any of our affiliates only if:

•      Behringer Development temporarily enters into a contract relating to an investment property to be assigned to us or purchases an investment property in its own name and temporarily holds title to the property in order to facilitate our acquisition of the property, the completion of construction of the property or for any other purpose related to our business;

•      The purchase price that we pay to Behringer Development for the property will not exceed the cost to Behringer Development of the acquisition, construction and development of the project, including interest and other carrying costs to Behringer Development;

•      All profits and losses during the period any such property is held by Behringer Development will accrue to us, and no other benefit will accrue to Behringer Development or its affiliates from the sale of such property except for acquisition and advisory fees payable to our General Partners or their affiliates; and

•      Behringer Development has not held title to the property for more than twelve months prior to the beginning of the Offering.

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

Joint Venture and Co-Tenancy Investments

Although it is not currently contemplated, we may use the proceeds from the sale of one or more of the properties we currently hold to enter into joint ventures with affiliated entities for the acquisition, development or improvement of properties for the purpose of diversifying our portfolio of assets.  In this connection, we would likely enter into joint ventures with other Behringer Harvard programs.  Our General Partners also have the authority to cause us to enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other affiliated third parties for the purpose of developing, owning and operating real properties in accordance with our investment policies.  In determining whether to invest in a particular joint venture, our General Partners will evaluate the real property that such joint venture owns or is being formed to own under the same criteria used for the selection of real property investments.  For more information on these criteria, see “Business – Acquisition and Investment Policies” and “Business – Conflicts of Interest.”

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

In the event that the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal.  In the event that any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.  Entering into joint ventures with other Behringer Harvard programs will result in certain conflicts of interest.  See “Business – Conflicts of Interest.”

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

Our General Partners are Robert M. Behringer and Behringer Advisors I.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, HPT Management, our property manager, and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox, Robert J. Chapman and Jon L. Dooley are the executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I, HPT Management, and Behringer Securities.  In addition, Messrs. Behringer, Aisner, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

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

•      the amount of funds available to each program and the length of time such funds have been available for investment; and

•      in the case of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”) and Behringer Harvard Short-Term Opportunity Fund I LP (“Behringer Harvard Short-Term Opportunity Fund I”), the potential effect of leverage on such investment.

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

Significant Tenants

As of December 31, 2007, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1,710,000, or approximately 41% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $832,000, or approximately 20% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $495,000, or approximately 12% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with Air Systems Components, LP expires on October 31, 2010.

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

Our units lack a public trading market and are subject to transfer restrictions.  Although we are currently preparing and assessing properties for potential liquidation without a definitive time table, we may choose to wait to sell any or all of the properties we now hold and liquidate the Partnership until five to eight years after the termination of the Offering on February 19, 2005.  Presently, we expect that net proceeds from the sale of our properties generally will not be reinvested, but will be distributed to our partners.  However, prior to February 19, 2010, we may reinvest the proceeds from any such sale in additional properties, provided that, at the date of reinvestment, our General Partners believe that the remaining holding period for such additional properties prior to our anticipated liquidation date is sufficient to enable us to satisfy our investment objectives with respect to such investment.  For each of these reasons, limited partners should view their investment in units strictly as a long-term investment.

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

In the current real estate market, our General Partners may frequently be required to make expedited decisions in order to effectively compete for the acquisition of properties and other investments.  Additionally, we may be required to make substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions, and the actual time period during which we will be allowed to conduct due diligence may be limited.  In such cases, the information available to our General Partners at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our General Partners may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property.  Therefore, no assurance can be given that our General Partners will have knowledge of all circumstances that may adversely affect an investment.  In addition, our General Partners expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

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

Our ability to achieve our investment objectives and to make distributions to you is dependent upon the performance of our General Partners in the acquisition of our investments and the selection of tenants.  Except for the investments described in this Annual Report on Form 10-K, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments.  You must rely entirely on the management ability of our General Partners.  We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our General Partners at times when affiliates of our General Partners are simultaneously seeking to locate suitable investments for other Behringer Harvard programs, some of which may have investment objectives and employ investment strategies that are substantially similar to ours.  Although affiliates of our General Partners generally seek to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard sponsored programs are seeking to invest in similar properties.  Additionally, as a publicly registered program, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties.  To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property.  As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment.  We could suffer delays in our property acquisitions due to these reporting requirements.  Delays we encounter in the selection, acquisition and development of properties could adversely affect limited partners’ returns.  In addition, where we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space.  Therefore, limited partners could suffer delays in the distribution of cash attributable to those particular properties.  In addition, if we are unable to invest in income-producing real properties in a timely manner, our ability to pay distributions to our limited partners would be adversely affected.

We are limited in the number and type of properties in which we may invest and the value of limited partners’ investment will fluctuate with the performance of the specific investments made.

Currently, we hold five real estate investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made.  As a result, the likelihood of our profitability being affected by the performance of any one of our investments has increased.  The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, our fixed operating expenses, as a percentage of gross income, are higher, and our financial condition and ability to pay distributions may be adversely affected.

If we lose or are unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, including Robert M. Behringer, who would be difficult to replace.  Although HPT has employment agreements with Mr. Behringer and other key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment with it, our operating results could suffer.  The indirect parent company of Behringer Advisors I, Behringer Holdings, has obtained key person life insurance on Messrs. Behringer, Reihsen and Mattox and is in the process of obtaining key person insurance on the lives of Messrs. Aisner, Bresky and Jeffrey S. Schwaber.  We do not intend to separately maintain key person life insurance on Mr. Behringer or any other person.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure investors that HPT will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions.  We cannot assure investors that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Robert M. Behringer has a dominant role in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our Partnership operations.

Mr. Behringer is one of our general partners.  Our other general partner is Behringer Advisors I.  Behringer Advisors I is managed by its general partner, HPT, for which Mr. Behringer serves as Chief Executive Officer and sole manager.  Therefore, Mr. Behringer has a dominant role in determining what is in the best interests of us and our limited partners.  Since no person other than Mr. Behringer has any direct control over our management, we do not have the benefit of independent consideration of issues affecting our Partnership operations.  Therefore, Mr. Behringer alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.  We have established an advisory board to review our investments and make recommendations to our General Partners.  Although it is not anticipated that our General Partners will determine to make or dispose of investments on our behalf contrary to the recommendation of the advisory board, our General Partners are not required to follow the advice or recommendations of the advisory board.

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

Because our intended operations may give rise to UBTI, our units are generally not an appropriate investment vehicle for IRAs and retirement plans subject to ERISA.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our General Partners and their affiliates, including the material conflicts discussed below.

Because a number of our affiliated real estate programs use investment strategies that are similar to ours, our General Partners will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor.

Although affiliates of our General Partners generally seek to avoid simultaneous public offerings of funds that have a substantially similar mix of fund characteristics, including targeted investment types, investment objectives and criteria, and anticipated fund terms, there may be periods during which one or more Behringer Harvard programs are seeking to invest in similar properties.  As a result, we may be buying properties at the same time as one or more of the other Behringer Harvard programs managed by affiliates of our General Partners are buying properties, and these other Behringer Harvard programs may use investment strategies that are similar to ours.  There is a risk that our General Partners will choose a property that provides lower returns to us than a property purchased by another Behringer Harvard program.  We cannot be sure that our General Partners acting on our behalf and on behalf of managers of other Behringer Harvard programs will act in our best interests when deciding whether to allocate any particular property to us.  In addition, we may acquire properties in geographic areas where other Behringer Harvard programs own properties.  If one of the other Behringer Harvard programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant.  Investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.

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

•      that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•      the possibility that we may incur liabilities as the result of the action taken by our co-venturer, co-tenant or partner.

Actions by such a co-venturer, co-tenant or partner might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing investors’ returns.

Affiliates of our General Partners have sponsored or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and Behringer Harvard Short-Term Opportunity Fund I.  Mr. Behringer and his affiliate, Behringer Harvard Advisors II LP (an entity that is under common control with our general partner, Behringer Advisors I), act as general partners of Behringer Harvard Short-Term Opportunity Fund I, and Mr. Behringer serves as Chief Executive Officer and Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our General Partners may have a conflict of interest when determining when and whether to buy or sell a particular real estate property and limited partners may face certain additional risks.  For example, if we enter into a joint venture with a Behringer Harvard REIT that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed.  In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets.  In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

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

Our General Partners and certain of their key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Mr. Behringer and certain of the key personnel of Behringer Advisors I are also officers of our property manager, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) the timing and terms of the investment in or sale of an asset, (3) development of our properties by affiliates, (4) investments with affiliates of our General Partners, (5) compensation to our General Partners, and (6) our relationship with our dealer manager and property manager.

Because we rely on affiliates of Behringer Holdings for the provision of  property management and dealer manager services, if Behringer Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a disruption of our business.

Behringer Holdings, through one or more of its subsidiaries, owns and controls HPT Management, our management company, and Behringer Securities, our dealer manager.  The operations of HPT Management and Behringer Securities represent a substantial majority of the business of Behringer Holdings.  In light of the common ownership of these entities and their importance to Behringer Holdings, we consider the financial condition of Behringer Holdings when assessing the financial condition of HPT Management and Behringer Securities.  While we believe that Behringer Holdings currently has adequate cash availability from both funds on hand and borrowing capacity through its existing credit facilities in order to meet its obligations, its continued viability may be affected by its ability to continue to successfully sponsor and operate real estate programs.  In the event that Behringer Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in disruption of our business.

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

Risks Related to Our Business in General

The provisions of the Texas Business Organizations Code applicable to limited partnerships do not grant limited partners any voting rights, and limited partners’ rights are limited under our Partnership Agreement.

A vote of a majority of the units of limited partnership interest is sufficient to take the following actions:

•      to amend our Partnership Agreement;

•      to dissolve and terminate the Partnership;

•      to remove our General Partners; and

•      to authorize a merger or a consolidation of the Partnership.

These are the only significant voting rights granted to our limited partners under our Partnership Agreement.  In addition, the Texas Business Organizations Code does not grant limited partners any specific voting rights.  Therefore, limited partners’ voting rights in our operations are limited.

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

Our General Partners and their affiliates will perform services for us in connection with the selection and acquisition of our investments, and the management and leasing of our properties and the administration of our other investments.  They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to limited partners.

We may be restricted in our ability to replace our property manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by the property manager in the performance of the property manager’s duties.  Our General Partners may find the performance of our property manager to be unsatisfactory.  However, such performance by the property manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

Many of the factors that can affect the availability and timing of cash distributions to limited partners are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions.  For instance:

•      If one or more tenants defaults or terminates its lease, there could be a decrease or cessation of rental payments, which would mean less cash available for distributions;

•      Cash available for distributions would be reduced if we are required to spend money to correct defects or to make improvements to properties;

•      Cash available to make distributions may decrease if the assets we acquire have lower yields than expected; and

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

The length and severity of any economic downturn cannot be predicted.  In addition, our operating results may be affected by the following market and economic challenges:

•      Poor economic times may result in defaults by tenants of our properties;

•      Job transfers and layoffs may cause vacancies to increase;

•      Increasing concessions or reduced rental rates may be required to maintain occupancy levels; and

•      Increased insurance premiums may reduce funds available for distribution or, to the extent such increases are passed through to tenants, may lead to tenant defaults.  Also, increased insurance premiums may make it difficult to increase rents to tenants on turnover, which may adversely affect our ability to increase our returns.

In addition, there is a risk that depressed economic conditions could cause cash flow and appreciation upon the sale of our properties, if any, to be insufficient to provide a significant return on an investment after payment of our expenses.  Our operations could be negatively affected to the extent that an economic downturn is prolonged or becomes more severe.

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

The reinvestment of proceeds from the sale of our properties will not occur, however, unless sufficient cash will be distributed to investors to pay any federal or state income tax liability created by the sale of the property, assuming investors will be subject to a 30% combined federal and state tax rate.

Instability in the credit market and real estate market could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

Due to the volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates.  To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of companies seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

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

Properties that have significant vacancies could be difficult to sell, which could diminish the return on investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners.  In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

•                  Behringer Development fails to develop the property; or

•                  all or a specified portion of the pre-leased tenants fail to take possession under their leases for any reason.

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

We intend to hold the various real properties in which we invest until such time as our General Partners determine that a sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation.  We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future.  Although we generally intend to hold our current properties for five to eight years from the termination of the Offering on February 19, 2005, due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure limited partners that we will be able to sell our properties at a profit in the future.  Accordingly, the extent to which limited partners will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

At any one time, a significant portion of our investments could be in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  If our investments are substantially in one property class, then the potential effects on our revenues, and as a result, on cash available for distribution to our stockholders, resulting from a downturn in the businesses conducted in those types of properties could be more pronounced than if we had more fully diversified our investments.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction.  Portfolio acquisitions are more complex and expensive than single-property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition.  Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, placing additional demands on our ability to manage the properties in the portfolio.  In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio.  In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties.  Any of the foregoing events may have an adverse effect on our operations.

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

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us.  We cannot assure investors that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

Limited partners will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us.  It is possible that limited partnership units will be allocated taxable income in excess of their cash distributions.  In addition, if limited partners participate in our deferred commission option, they are taxable on their share of income attributable to distributions used to satisfy their deferred commission option obligations.  We cannot assure limited partners that cash flow will be available for distribution in any year.  As a result, limited partners may have to use funds from other sources to pay their tax liability.

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

The State of Texas has enacted legislation that creates a “margin tax” and decreases state property taxes.  This tax reform could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

In May 2006, the State of Texas enacted legislation which replaces the former franchise tax with a “margin tax,” which is effective for calendar years beginning after December 31, 2006.  The legislation expands the entities from those that are covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the margin tax.  The tax generally will be 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  In May 2006, the State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

Item 1B.                 Unresolved Staff Comments.

None.

Item 2.                    Properties.

At December 31, 2007, we wholly-owned the following properties:

Property Name	Location	Approximate Rentable Square Footage	Description

Hopkins Building	Minneapolis, Minnesota	29,660	One-story office building
Tucson Way	Denver, Colorado	70,660	Two-story office building
2800 W. Mockingbird	Dallas, Texas	73,349	One-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building
ASC Building	Dallas, Texas	28,880	One-story office building

The following information generally applies to all of our properties:

•                  we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•                  our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•                  depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Pursuant to the SEC’s rules, for each subsequent property acquisition for which we are required to file a current report, we will file a current report on Form 8-K containing information regarding the property acquired, the financial statements related thereto, if necessary, and other pertinent information related to such property.

Item 3.                    Legal Proceedings.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2007, we estimate the per unit value of our limited partnership units to be $10.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  The basis for the valuation of our units is the fact that the public offering price for our units in our most recent offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers).  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $10 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until December 31, 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  As set forth in our prospectus for the sale of equity, for the three full fiscal years after the completion of our public offering of units, we expect to continue to use the $10 offering price of our units in such offering as the deemed per unit value reported in our annual reports; provided, however, that if we sell any additional properties and make one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit will be equal to the Offering price less the amount of net sale proceeds per unit distributed to investors as a result of the sale of properties.

Unit Redemption Program

The Partnership Agreement includes a unit redemption program approved by our General Partners (the “Redemption Program”).  Limited partners who held their units for a least one year were able to redeem all or a portion of their units under the Redemption Program.  The General Partners terminated the Redemption Program on December 31, 2006.

The units we purchased under the Redemption Program were cancelled and will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  As of December 31, 2006, when the Redemption Program was terminated, we had repurchased 123,097 units for $1,147,080.

Holders

As of March 15, 2008, we had 4,309,444 limited partnership units outstanding that were held by a total of approximately 1,300 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, the Partnership Agreement generally requires cash distributions at least as often as quarterly.  It is our intention to declare and pay distributions on a monthly basis.  The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results.  The following table shows the distributions declared in the years ended December 31, 2007 and 2006:

	2007	2006

Fourth Quarter	$651,736	$654,658
Third Quarter	651,379	661,346
Second Quarter	645,067	657,192
First Quarter	637,604	652,159
	$2,585,786	$2,625,355

The amount of distributions payable at December 31, 2007 and 2006 was $219,607.

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

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data.

As of December 31, 2007 and 2006, we wholly-owned five properties.  At December 31, 2005 and 2004, we wholly-owned six and three properties, respectively.  At December 31, 2003, we owned no properties, as we commenced active operations when we made our first real estate acquisition on March 12, 2004.  During 2006, we sold the Northpoint Property, which is shown as discontinued operations in the table below.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below has been derived from our audited consolidated financial statements.

	As of	As of	As of	As of	As of
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003

Total assets	$32,991,862	$35,585,085	$37,656,168	$29,513,601	$2,092,836

Total liabilities	$1,606,820	$2,370,387	$1,842,850	$2,612,024	$236,989
Partners’ capital	31,385,042	33,214,698	35,813,318	26,901,577	1,855,847
Total liabilities and partners’ capital	$32,991,862	$35,585,085	$37,656,168	$29,513,601	$2,092,836

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2005	2004	2003

Rental revenue	$4,128,395	$4,253,765	$2,955,742	$606,089	$—

Income (loss) from continuing operations	751,627	395,710	315,770	(91,549)	(103,640)
Income from discontinued operations	4,503	119,980	126,560	102,584	—
Gain on sale of discontinued operations	—	494,195	—	—	—
Net income (loss)	$756,130	$1,009,885	$442,330	$11,035	$(103,640)

Basic and diluted per limited partnership unit data:
Income (loss) from continuing operations	$0.17	$0.09	$0.07	$(0.07)	$(20.73)
Income from discontinued operations	—	0.14	0.03	0.08	—
Basic and diluted net income (loss) per limited partnership unit	$0.17	$0.23	$0.10	$0.01	$(20.73)

Distributions declared per limited partnership unit	$0.60	$0.60	$0.60	$0.60	$—

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto:

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN No. 46R, then the entities are evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

During 2007, the housing market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.  There were no impairment charges for long-lived assets for the years ended December 31, 2007, 2006 or 2005.

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

We purchased our first property on March 12, 2004 in Minneapolis, Minnesota.  As of December 31, 2007, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

As of December 31, 2007 and 2006, we wholly-owned five properties.  The operations of the Northpoint Property, which was sold on December 28, 2006, is classified as discontinued operations in each of the years presented in the accompanying consolidated statements of operations.

Continuing Operations

Rental Revenue.  Rental revenue for the years ended December 31, 2007 and 2006 was $4,128,395 and $4,253,765, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.  Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses.  Property operating expenses for the years ended December 31, 2007 and 2006 were $793,857 and $744,210, respectively, and were comprised of expenses related to the daily operations from our properties.  The increase in property operating expenses for the year ended December 31, 2007 is primarily due to non-recurring repairs and maintenance expenses.  We expect property operating expenses to remain relatively constant in the near future.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2007 and 2006 were $681,720 and $782,803, respectively, and were comprised of real estate taxes from our properties.  The decrease in real estate taxes for the year ended December 31, 2007 is primarily due to successful appeals of property tax assessments.  We expect real estate taxes  to remain relatively constant in the near future.

Property and Asset Management Fees.  Property and asset management fees for the years ended December 31, 2007 and 2006 were $297,909 and $293,742, respectively, and were comprised of property management and asset management fees from our properties.  Management expects property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2007 and 2006 were $408,355 and $509,390, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, legal fees, transfer agent fees, Sarbanes-Oxley advisory services, printing costs and other administrative expenses.  The decrease is primarily due to a reduction in audit fees and legal fees.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2007 and 2006 was $1,599,838 and $1,569,492, respectively, and was comprised of depreciation and amortization of our properties.  Management expects depreciation and amortization expenses to remain relatively constant in the near future.

Interest Income.  Interest income for the year ended December 31, 2007 was $368,033 and was comprised primarily of interest income associated with monies that were held in an escrow account from the sale of the Northpoint Property.  Interest income for the year ended December 31, 2006 was $41,582 and was comprised primarily of interest income from funds on deposit with banks.

Gain on Sale of Asset.  We recognized a gain on the sale of asset for the year ended December 31, 2007 of $50,570.  The gain was a result of the sale of a parcel of land at 2800 W. Mockingbird on September 5, 2007.  No gain on sale of assets was recognized during the year ended December 31, 2006.

Discontinued Operations

Income from Discontinued Operations.  The income from discontinued operations for the years ended December 31, 2007 and 2006 was $4,503 and $119,980, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Northpoint Property.

Gain on Sale of Discontinued Operations.  There was no gain on sale of discontinued operations for the year ended December 31, 2007.  We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $494,195, as a result of the sale of the Northpoint Property on December 28, 2006.

Fiscal year ended December 31, 2006 as compared to fiscal year ended December 31, 2005

As of December 31, 2006 and 2005, we wholly-owned five and six properties, respectively.  The Northpoint Property was sold on December 28, 2006 and was classified as discontinued operations.  We purchased 2800 W. Mockingbird on March 11, 2005, Parkway Vista on June 8, 2005 and the ASC Building on December 21, 2005.  As a result, our results of operations for the year ended December 31, 2006 are not comparable to results for the year ended December 31, 2005.

Continuing Operations

Rental Revenue.  Rental revenue for the years ended December 31, 2006 and 2005 was $4,253,765 and $2,955,742, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.  The increase in revenue for the year ended December 31, 2006 was primarily due to the additional revenue as a result of recognizing a full year of revenues from properties acquired during 2005.

Property Operating Expenses.  Property operating expenses for the years ended December 31, 2006 and 2005 were $744,210 and $527,950, respectively, and were comprised of expenses related to the daily operations from our properties.  The increase in property operating expenses for the year ended December 31, 2006 was primarily due to recognizing a full year of operations from properties acquired during 2005.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2006 and 2005 were $782,803 and $459,476, respectively, and were comprised of real estate taxes from our properties.  The increase in real estate taxes for the year ended December 31, 2006 was primarily due to an increase in our portfolio.

Property and Asset Management Fees.  Property and asset management fees for the years ended December 31, 2006 and 2005 were $293,742 and $209,898, respectively, and were comprised of property management and asset management fees from our properties.  The increase in property and asset management fees for the year ended December 31, 2006 was primarily due to recognizing a full year of management fees from properties acquired during 2005.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2006 and 2005 were $509,390 and $609,986, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, organization expenses, transfer agent fees, Sarbanes-Oxley advisory services, printing costs and other administrative expenses.  The decrease was primarily due to a reduction in audit fees.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2006 and 2005 was $1,569,492 and $1,046,664, respectively, and was comprised of depreciation and amortization of our properties.  The increase in depreciation and amortization expense for the year ended December 31, 2006 was primarily due to recognizing a full year of expense from properties acquired during 2005.

Interest Income.  Interest income for the years ended December 31, 2006 and 2005 was $41,582 and $214,002, respectively, and was comprised primarily of interest income associated with funds on deposit with banks.  The decrease in interest income was due to lower cash balances on deposit with banks as a result of the termination of the Offering on February 19, 2005 and the use of proceeds from the Offering to purchase three additional properties during 2005.

Discontinued Operations

Income from Discontinued Operations.  The income from discontinued operations for the years ended December 31, 2006 and 2005 was $119,980 and $126,560, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Gain on Sale of Discontinued Operations.  We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of $494,195, as a result of the sale of the Northpoint Property on December 28, 2006.  There was no gain on sale of discontinued operations for the year ended December 31, 2005.

Cash Flow Analysis

As of December 31, 2007 and 2006, we wholly-owned five properties.  At December 31, 2005, we wholly-owned six properties, including the Northpoint Property, which was sold on December 28, 2006.  As a result, our cash flows for the years ended December 31, 2007 and December 31, 2006 are not comparable to the cash flows for the year ended December 31, 2005.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash provided by operating activities for the year ended December 31, 2007 was $1,864,724 and was primarily comprised of the net income of $756,130, adjusted for depreciation and amortization of $1,574,226 offset primarily by changes in working capital accounts of $373,802.  Cash provided by operating activities for the year ended December 31, 2006 was $2,866,196 and was primarily comprised of the net income of $1,009,885, adjusted for depreciation and amortization of $1,854,071, changes in working capital accounts of $520,660 and offset primarily by the gain on sale of discontinued operations of $494,195.

Cash provided by investing activities for the year ended December 31, 2007 was $5,968,093 and was comprised of the change in restricted cash of $5,895,192 from the sale of the Northpoint Property, proceeds from the sale of asset of $93,917 and offset by the purchases of property and equipment of $21,016.  Cash provided by investing activities for the year ended December 31, 2006 was $82,317 and was comprised of proceeds from our sale of discontinued operations of $6,099,022, offset by the change in restricted cash of $5,895,192 and the purchases of property and equipment of $121,513.

Cash used in financing activities for the years ended December 31, 2007 and 2006 was $2,862,057 and $3,337,609, respectively.  The decrease is primarily due to the termination of the Redemption Program in 2006.

Fiscal year ended December 31, 2006 as compared to the fiscal year ended December 31, 2005

Cash provided by operating activities for the year ended December 31, 2006 was $2,866,196 and was primarily comprised of the net income of $1,009,885, adjusted for depreciation and amortization of $1,854,071, changes in working capital accounts of $520,660 and offset primarily by the gain on sale of discontinued operations of $494,195.  Cash provided by operating activities for the year ended December 31, 2005 was $1,715,622 and was comprised of the net income of $442,330, adjusted for depreciation and amortization of $1,366,839 and offset by changes in working capital accounts of $93,547.

Cash provided by investing activities for the year ended December 31, 2006 was $82,317 and was comprised of proceeds from our sale of discontinued operations of $6,099,022, offset by the change in restricted cash of $5,895,192 and the purchases of property and equipment of $121,513.  Cash used in investing activities for the year ended December 31, 2005 was $16,421,254 and was comprised primarily of our acquisitions of 2800 W. Mockingbird, Parkway Vista and the ASC Building.

Cash used in financing activities for the year ended December 31, 2006 was $3,337,609 and was comprised of our distributions of $2,630,730 and redemptions of $706,879.  Cash provided by financing activities for the year ended December 31, 2005 was $8,539,932.  The decrease is primarily due to the termination of the offering of partnership units in 2005 and increased redemptions in 2006.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,613,543 and $2,642,783 at December 31, 2007 and 2006, respectively.  The increase in cash is primarily related to the proceeds from the sale of the Northpoint Property.

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

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions.  Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss.  These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.  Our ability to borrow funds could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets.  Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2007, 2006 and 2005 are presented below:

		2007	2006	2005

	Rental revenue	$4,128,395	$4,253,765	$2,955,742

	Operating expenses
	Property operating expenses	793,857	744,210	527,950
	Real estate taxes	681,720	782,803	459,476
	Property and asset management fees	297,909	293,742	209,898
	Less: Asset management fees	(140,271)	(136,481)	(101,378)
	Total operating expenses	1,633,215	1,684,274	1,095,946

	Net operating income	$2,495,180	$2,569,491	$1,859,796

	Reconciliation of NOI to Net Income
	Net operating income	$2,495,180	$2,569,491	$1,859,796

Less:	General and administrative	(408,355)	(509,390)	(609,986)
	Depreciation and amortization	(1,599,838)	(1,569,492)	(1,046,664)
	Asset management fees	(140,271)	(136,481)	(101,378)
	Provision for income taxes	(13,692)	—	—
Add:	Interest income	368,033	41,582	214,002
	Gain on sale of asset	50,570	—	—
	Income from discontinued operations	4,503	119,980	126,560
	Gain on sale of discontinued operations	—	494,195	—

	Net income	$756,130	$1,009,885	$442,330

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of asset, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006

Net income	$756,130	$1,009,885

Depreciation and amortization	1,599,838	1,569,492
Gain on sale of asset	(50,570)	—
Gain on sale of discontinued operations	—	(494,195)
Capital improvements	(21,016)	(121,513)
Net cash from operations	$2,284,382	$1,963,669

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no contractual obligations as of December 31, 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect of the adoption that SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or  purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

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

Item 7A.                                                  Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices.  We have no investments or obligations that would be affected by an increase or decrease in interest rates.  At December 31, 2007, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2007 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2007, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, evaluated as of December 31, 2007 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our internal controls, as of December 31, 2007, were effective in providing reasonable assurance regarding reliability of financial reporting.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

                None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors I.  In addition, the General Partners are advised by an advisory board comprised of industry professionals.  We do not employ our own management personnel; rather we pay fees to our General Partners for their services to us.

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

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	59	Chief Executive Officer and Chief Investment Officer
Robert S. Aisner	61	President
Gerald J. Reihsen, III	49	Executive Vice President – Corporate Development and Legal and Secretary
Gary S. Bresky	41	Chief Financial Officer
M. Jason Mattox	32	Executive Vice President
Jon L. Dooley	56	Executive Vice President – Real Estate

Robert M. Behringer is the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I.  He is also the Chief Executive Officer, Chief Investment Officer and Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, all publicly registered real estate investment trusts.  Mr. Behringer is the founder, sole manager and Chief Executive Officer of Behringer Holdings, the parent of Behringer Advisors I.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Short-Term Opportunity Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, private real estate limited partnerships.  Since 2001, Mr. Behringer has also been the Chief Executive Officer of the other Behringer Harvard companies.

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

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  Since the founding of the Behringer Harvard organization, Mr. Behringer’s experience includes an additional 127 properties, with over 29 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Executive Officer and Chief Investment Officer of Behringer Advisors I, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties.  Mr. Behringer is a Certified Property Manager, Real Property Administrator, Certified Hotel Administrator and Texas Real Estate Broker, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the President of Behringer Advisors I.  He is also President, Chief Operating Officer and a director of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, and Behringer Harvard Opportunity REIT II, all publicly registered real estate investment trusts, and President of the other Behringer Harvard companies.  Mr. Aisner has over 30 years of commercial real estate experience.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT that focused on the development, acquisition and management of upscale apartment communities and served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, which oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management company.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and as a management director from June 2003 until the present.  Since February 2003, Mr. Aisner has also served as Executive Vice President – Real Estate Operations of Behringer Harvard Holdings and President of HPT, IMS, HPT Management and Behringer Development.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Gerald J. Reihsen, III is the Executive Vice President – Corporate Development and Legal and Secretary of Behringer Advisors I.  Since 2001, Mr. Reihsen has served in this and similar executive capacities with the other Behringer Harvard companies, including serving as President of Behringer Securities.

For over 20 years, Mr. Reihsen’s business and legal background has centered on sophisticated financial and transactional matters, including commercial real estate transactions, real estate partnerships, and public and private securities offerings.  For the period from 1985 to 2000, Mr. Reihsen practiced as an outside corporate securities attorney.  After serving from 1986 to 1995 in the corporate department of Gibson, Dunn & Crutcher, a leading international commercial law firm, Mr. Reihsen established his own firm, Travis & Reihsen, where he served as a corporate/securities partner until 1998.  In 1998, Mr. Reihsen became the lead partner in the corporate/securities section of the law firm Novakov Davis, where he served until 2000.  In 2000, he practiced law as a principal of Block & Balestri, a corporate and securities law firm.  In 2000 and 2001, Mr. Reihsen was employed as the Vice President – Corporate Development and Legal of Xybridge Technologies, Inc., a telecommunications software company that Mr. Reihsen helped guide through venture funding, strategic alliances with international telecommunications leaders and its ultimate sale to Zhone Technologies, Inc.  Mr. Reihsen holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Reihsen received a Bachelor of Arts degree, magna cum laude, from the University of Mississippi and a Juris Doctorate degree, cum laude, from the University of Wisconsin.

Gary S. Bresky is the Chief Financial Officer and Treasurer of Behringer Advisors I.  Mr. Bresky is also the Chief Financial Officer of all of the other Behringer Harvard companies.

Prior to his employment with Behringer Advisors I, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc.  In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company.  Mr. Bresky was also integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

From 1995 until 1996, Mr. Bresky worked in the Real Estate Group at Coopers & Lybrand LLP in Dallas, Texas, where he focused on finance and accounting for both public and private REITs.  His experience included conducting annual audits, preparing quarterly and annual public securities reporting compliance filings and public real estate securities registration statements for his clients.  From 1989 to 1994, Mr. Bresky worked with Ten West Associates, LTD and Westwood Financial Corporation in Los Angeles, California as a real estate analyst and asset manager for two commercial real estate portfolios totaling in excess of $185 million.  From 1988 until 1989, Mr. Bresky worked as an analysts’ assistant for both Shearson-Lehman Bros., Inc. and Hambrecht and Quist Inc. assisting brokers in portfolio management.  Mr. Bresky has been active in commercial real estate and related financial activities for over 15 years and holds FINRA Series 7, 24, 27 and 63 registrations.  Mr. Bresky received a Bachelor of Arts degree from the University of California – Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

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

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties.  Mr. Mattox holds FINRA Series 7, 24 and 63 registrations.  Mr. Mattox received a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

Jon L. Dooley, is our Executive Vice President – Real Estate.  Mr. Dooley holds the same position with the other Behringer Harvard sponsored programs.

Mr. Dooley has over 25 years of commercial real estate experience.  From June 2002 until May 2003, he served on the board of directors of Behringer Harvard REIT I.  In 2002, Mr. Dooley served as a Senior Vice President with Trammell Crow Company, a New York Stock Exchange listed diversified commercial real estate company (since acquired by CB Richard Ellis Group, Inc.).  For the 13 years prior to joining Trammell Crow Company, Mr. Dooley held various senior management positions with Lend Lease Real Estate Investments, Inc. (Lend Lease), a commercial real estate investment company, and its predecessor, Equitable Real Estate Investment Management, Inc.  In 1997, Mr. Dooley became a principal with Lend Lease.  Prior to that, Mr. Dooley served as a Senior Vice President of Asset Management from 1991 to 1996 while at Equitable Real Estate Management, Inc.  Mr. Dooley received a Bachelor of Business Administration degree from Southern Methodist University.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I.  HPT and its affiliates employed approximately 370 full-time persons at December 31, 2007, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2007.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2007, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors I and its other affiliates, as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors I or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form
10-K. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no limited partners known by us who owned more than 5% of our limited partnership units as of March 1, 2008.

We do not have any officers or directors.  Our two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the general partnership interest.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of March 1, 2008 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each of our directors or those of our General Partners, each of our executive officers or those of our General Partners, and our directors and executive officers, or those of our General Partners, as a group.  The percentage of beneficial ownership is calculated based on 4,309,444 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class

Limited partner interest	Robert M. Behringer (1)(2)	2,762.43	*
Limited partner interest	Robert S. Aisner (1)(2)	1,104.97	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	—	*
Limited partner interest	Gary S. Bresky (1)(2)	—	*
Limited partner interest	M. Jason Mattox (1)(2)	—	*
Limited partner interest	Jon L. Dooley (1)(2)	—	*
General partner interest	Robert M. Behringer (1)(2)(3)(4)	—	50%
General partner interest	Behringer Advisors I (1)(3)(4)	—	50%
Limited partner interest	All current directors and executive officers as a group (6 persons)	3,867.40	*

*Denotes less than 1%

(1)	The address of Messrs. Behringer, Aisner, Reihsen, Bresky, Mattox and Dooley and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)	Executive Officers of Behringer Advisors I.

(3)	General partners.

(4)	Consists of $500 combined general partnership interests held directly by Mr. Behringer and Behringer Advisors I.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

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

During the term of the Offering, Behringer Securities, our dealer manager and a related party of our General Partners, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee of up to 1.5% of the gross offering proceeds to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the years ended December 31, 2007 and December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $873,522 in selling commissions and $319,073 in dealer manager fees, which were recorded as a reduction in Partners’ capital.

Behringer Advisors I, our General Partner, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of December 31, 2007, $1,097,713 of organization and offering expenses were incurred by Behringer Advisors I on our behalf, all which has been reimbursed.  Of the $1,097,713 of organization and offering costs reimbursed by us as of December 31, 2007, $1,077,517 was recorded as a reduction in Partners’ capital and $20,196 was expensed as organization costs.  For the years ended December 31, 2007 and 2006, no additional organization or offering expenses were incurred or reimbursed.  For the year ended December 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was recorded as a reduction in Partners’ capital and $5,838 was expensed as organization costs.  Behringer Advisors I or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan.  Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to making investments.  During the years ended December 31, 2007 and December 31, 2006, Behringer Advisors I did not earn acquisition and advisory fees and was not reimbursed for any acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors I earned $465,000 of acquisition and advisory fees and was reimbursed $77,500 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management, our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2007, 2006 and 2005, we incurred property management fees payable to HPT Management of $157,638, $206,611 and $150,503, respectively, of which $49,350 and $41,983, respectively, is included in income from discontinued operations for the years ended December 31, 2006 and 2005.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2007, we incurred asset management fees of $140,271.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $166,057 and $130,878, respectively, of which $29,576 and $29,500, respectively, are included in income from discontinued operations.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2007, 2006 or 2005.

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

Item 14.                 Principal Accounting Fees and Services.

Because we do not have a board of directors or any board committees, including an audit committee, the General Partners pre-approve all auditing and permissible non-auditing services provided by our independent registered public accounting firm.  The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act.

Fees Paid to Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2007 and 2006 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2007	2006

Audit fees (1)	$215,379	$138,434
Audit-related fees (2)	28,660	—
Tax fees (3)	8,000	—
Total fees	$252,039	$138,434

(1)

Audit fees consisted of professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

(2)	Audit-related fees consisted of Sarbanes-Oxley Act, Section 404 advisory services.
(3)	Tax fees were for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

	1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

	2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

	3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is submitted in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

All other financial statement schedules have been omitted because the required information of such schedules is not present or not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008	Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	/s/ Robert M. Behringer

Robert M. Behringer
General Partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole General Partner of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2008	/s/ Robert M. Behringer

Robert M. Behringer
General Partner of the Registrant and Chief Executive Officer of Harvard Property Trust, LLC, sole General Partner of Behringer Harvard Advisors I LP (Principal Executive Officer)

March 31, 2008	/s/ Gary S. Bresky

Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 31, 2008	/s/ Kimberly Arianpour

Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors I LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, partner’s capital and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2008

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

As of December 31, 2007 and 2006

	2007	2006

Assets
Real estate
Land	$5,681,512	$5,724,859
Building	15,873,571	16,575,754
Total real estate	21,555,083	22,300,613

Cash and cash equivalents	7,613,543	2,642,783
Restricted cash	—	5,895,192
Accounts receivable, net	366,932	405,023
Prepaid expenses and other assets	43,964	25,319
Lease intangibles, net	3,412,340	4,316,155
Total assets	$32,991,862	$35,585,085

Liabilities and partners’ capital
Liabilities
Accounts payable	$5,333	$71,268
Payables to related parties	24,829	50,400
Acquired below-market leases, net	210,162	304,210
Distributions payable	219,607	219,607
Accrued liabilities	1,146,889	1,724,902
Total liabilities	1,606,820	2,370,387

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units issued and outstanding at December 31, 2007 and December 31, 2006	31,384,536	33,214,204
General partners	506	494
Total partners’ capital	31,385,042	33,214,698
Total liabilities and partners’ capital	$32,991,862	$35,585,085

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Rental revenue	$4,128,395	$4,253,765	$2,955,742

Expenses
Property operating expenses	793,857	744,210	527,950
Real estate taxes	681,720	782,803	459,476
Property and asset management fees	297,909	293,742	209,898
General and administrative	408,355	509,390	609,986
Depreciation and amortization	1,599,838	1,569,492	1,046,664
Total expenses	3,781,679	3,899,637	2,853,974

Interest income	368,033	41,582	214,002
Gain on sale of asset	50,570	—	—
Income before income taxes	765,319	395,710	315,770

Provision for income taxes	13,692	—	—
Income from continuing operations	751,627	395,710	315,770

Discontinued Operations
Income from discontinued operations	4,503	119,980	126,560
Gain on sale of discontinued operations	—	494,195	—
Income from discontinued operations	4,503	614,175	126,560

Net income	$756,130	$1,009,885	$442,330

Allocation of net income:
Net income allocated to general partners	$12	$15	$5

Net income allocated to limited partners	$756,118	$1,009,870	$442,325

Weighted average number of limited partnership units outstanding	4,309,444	4,375,555	4,324,150

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.17	$0.09	$0.07
Income from discontinued operations	—	0.14	0.03
Basic and diluted net income per limited partnership unit	$0.17	$0.23	$0.10

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

For the Years Ended December 31, 2007, 2006 and 2005

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2005	$26,993,682	$(92,579)	3,158,195	$500	$(26)	$26,901,577

Issuance of units of limited partnership interest, net	11,069,446		1,258,008			11,069,446

Redemption of units of limited partnership interest	(163,930)		(17,617)			(163,930)

Distributions to limited partners	(2,236,378)	(349,746)				(2,586,124)

Units issued pursuant to Distribution Reinvestment Plan	150,019		16,338			150,019

Net income		442,325			5	442,330

Balance as of December 31, 2005	35,812,839	—	4,414,924	500	(21)	35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885

Balance as of December 31, 2006	33,214,204	—	4,309,444	500	(6)	33,214,698

Distributions to limited partners	(1,829,668)	(756,118)				(2,585,786)

Net income		756,118			12	756,130

Balance as of December 31, 2007	$31,384,536	$—	4,309,444	$500	$6	$31,385,042

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$756,130	$1,009,885	$442,330
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,574,226	1,854,071	1,366,839
Gain on sale of asset	(50,570)	—	—
Gain on sale of discontinued operations	—	(494,195)	—
Change in accounts receivable	38,091	(37,173)	(245,467)
Change in prepaid expenses and other assets	(18,645)	8,480	93,116
Change in accounts payable	(65,935)	71,187	(2,273)
Change in accrued liabilities	(301,742)	450,962	61,077
Change in payables to related parties	(25,571)	27,204	—
Additions of lease intangibles	(41,260)	(24,225)	—
Cash provided by operating activities	1,864,724	2,866,196	1,715,622

Cash flows from investing activities
Purchases of real estate	—	—	(16,228,867)
Purchases of property and equipment	(21,016)	(121,513)	(192,387)
Proceeds from sale of asset	93,917	—	—
Change in restricted cash	5,895,192	(5,895,192)	—
Proceeds from sale of discountinued operations	—	6,099,022	—
Cash provided by (used in) investing activities	5,968,093	82,317	(16,421,254)

Cash flows from financing activities
Proceeds from sale of limited partnership units	—	—	12,560,695
Change in limited partners’ subscriptions	—	—	(1,339,630)
Change in restricted cash	—	—	1,339,086
Redemption of limited partnership units	(276,271)	(706,879)	(163,930)
Offering costs	—	—	(1,503,715)
Distributions	(2,585,786)	(2,630,730)	(2,352,159)
Change in payables to related parties	—	—	(415)
Cash (used in) provided by financing activities	(2,862,057)	(3,337,609)	8,539,932

Net change in cash and cash equivalents	4,970,760	(389,096)	(6,165,700)
Cash and cash equivalents at beginning of year	2,642,783	3,031,879	9,197,579
Cash and cash equivalents at end of year	$7,613,543	$2,642,783	$3,031,879

Non-cash financing activities:
Limited partnership units issued under distribution reinvestment plan	$—	$—	$162,485

 See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

1.             Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering in February 2005.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board has been established to provide the General Partners with advice and guidance with respect to (1) the identification of assets for acquisition; (2) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (3) inroads to establishing beneficial strategic partners, customers, and suppliers; (4) opportunities within and related to the industry; and (5) other assistance as may be determined by the General Partners or their representatives from time to time.  Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Organization

On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units offered at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933.  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP on February 19, 2005 with the termination of the Offering.

As of December 31, 2007 and 2006, we had 4,309,444 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of all of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  Interests in entities acquired are evaluated based on Financial Accounting Standards Board Interpretation (“FIN”) No. 46R “Consolidation of Variable Interest Entities,” which requires the consolidation of variable interest entities (“VIE”) in which we are deemed to be the primary beneficiary.  If the interest in the entity is determined not to be a VIE under FIN No. 46R, then the entities are

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

evaluated for consolidation under the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 78-9 “Accounting for Investments in Real Estate Ventures,” as amended by Emerging Issues Task Force (“EITF”) Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land, inclusive of associated rights, and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings.  Land values are derived from appraisals, and building values are calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods.  The value of buildings is depreciated over the estimated useful life of 25 years using the straight-line method.

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to the determined lease term.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the determined lease term.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.  The estimated useful lives for lease intangibles range from 1.2 years to 9.3 years.

Anticipated amortization for each of the following five years ended December 31 and thereafter is as follows:

Lease
Year Ending	Intangibles

2008	$780,755
2009	669,786
2010	609,229
2011	469,116
2012	227,837

As of December 31, 2007 and 2006, respectively, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

	Buildings and	Lease	Acquired Below-Market
	Improvements	Intangibles	Leases
As of December 31, 2007
Cost	$17,902,967	$5,644,813	$(451,351)
Less: depreciation and amortization	(2,029,396)	(2,232,473)	241,189
Net	$15,873,571	$3,412,340	$(210,162)

			Acquired
	Buildings and	Lease	Below-Market
	Improvements	Intangibles	Leases
As of December 31, 2006
Cost	$17,881,951	$5,953,601	$(451,351)
Less: depreciation and amortization	(1,306,197)	(1,637,446)	147,141
Net	$16,575,754	$4,316,155	$(304,210)

Impairment of Long-Lived Assets

For real estate we wholly-own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we perform an impairment analysis to determine if the carrying amount of the asset needs to be reduced to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

During 2007, the housing market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.  There were no impairment charges for long-lived assets for the years ended December 31, 2007, 2006 or 2005.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is comprised of monies held in an escrow account relating to a property sold in December 2006.  During the year ended December 31, 2006, the monies in this account were held to complete a like-kind exchange.  During the year ended December 31, 2007, a like-kind exchange did not occur and the funds were transferred to operating cash.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $8,267 and $1,675 at December 31, 2007 and 2006, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the years ended December 31, 2007, 2006 and 2005, the total net increases to rental revenues due to straight-line rent adjustments were $55,534, $25,492 and $36,327, respectively.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2007, we recognized a provision for current tax expense of approximately $14,100 and a deferred tax benefit of approximately $400 related to the Texas margin tax.

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

Concentration of Credit Risk

At December 31, 2007 and 2006, we had cash and cash equivalents and restricted cash in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

producing properties generated 100% of our consolidated revenues for the years ended December 31, 2007, 2006 and 2005.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

3.            New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are in the process of determining the effect the adoption of SFAS No. 157 will have on our financial statements.

In February 2007, the FASB issued FASB No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.”  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We have not elected the fair value measurement option for any financial assets or liabilities at the present time.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  We are currently assessing the effect SFAS No. 141(R) may have on our consolidated results of operations and financial position.

4.            Real Estate

Dispositions

On September 5, 2007, we sold a parcel of land consisting of approximately 0.07 acres (unaudited) located at 2800 W. Mockingbird in Dallas, Texas to an unaffiliated third party.  The contract sale price was approximately $125,000.  We recognized a gain of approximately $51,000 on the sale during the year ended December 31, 2007.  The gain on the sale of the 2800 W. Mockingbird parcel of land is not classified as discontinued operations in the accompanying consolidated statements of operations, as the land was a non-operating asset at the time of the sale.

5.            Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2007 were as follows:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

Year Ending December 31,	Amount

2008	$2,637,203
2009	2,551,190
2010	2,219,100
2011	1,134,530
2012	473,629
Thereafter	—
$9,015,652

The future base rental payments above are exclusive of contingent rental payments.  Rental revenue in 2007, 2006 and 2005 did not include any contingent revenue.

As of December 31, 2007, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1,710,000, or approximately 41% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with Raytheon Company expires on April 30, 2012. Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $832,000, or approximately 20% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $495,000, or approximately 12% of our aggregate annual rental revenues for the year ended December 31, 2007.  Our lease with Air Systems Components, LP expires on October 31, 2010.

6.            Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2007 and 2006:

	2007	2006

Property taxes	$599,727	$685,532
Tenant escrows	281,024	319,679
Audit fees	103,535	185,822
Miscellaneous	162,603	257,598
Redemptions	—	276,271
	$1,146,889	$1,724,902

7.            General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2007, 2006, and 2005 consisted of the following:

	2007	2006	2005

Auditing expense	$125,918	$224,340	$287,393
Sarbanes-Oxley advisory services	83,380	53,496	69,719
Printing fees	45,102	15,284	24,265
Transfer agent fees	43,140	50,176	68,718
Legal expense	40,879	82,000	32,114
Directors’ and officers’ insurance	39,153	37,428	46,968
Advisory board fees	11,000	10,000	12,000
Other	10,303	3,666	10,344
Tax preparation fees	9,480	33,000	46,469
Escrow agent fees	—	—	6,158
Organization expense	—	—	5,838
	$408,355	$509,390	$609,986

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

Of the general and administrative expenses incurred in the year ended December 31, 2005, $5,838 was paid to Behringer Harvard Advisors I for organization expenses.  No organization expenses were incurred in 2007 and 2006.

8.            Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  Prior to the termination of the DRIP with the termination of our Offering on February 19, 2005, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution in accordance with our DRIP.  We record all distributions when declared, except that the units issued through the DRIP were recorded when the units were actually issued.  The following are the distributions declared during the years ended December 31, 2007 and 2006.

	2007	2006

Fourth Quarter	$651,736	$654,658
Third Quarter	651,379	661,346
Second Quarter	645,067	657,192
First Quarter	637,604	652,159
	$2,585,786	$2,625,355

As of December 31, 2007, we have redeemed 123,097 units for $1,147,080 pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

9.            Related Party Arrangements

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

During the term of the Offering, Behringer Securities LP (“Behringer Securities”), our dealer manager and a related party of our General Partners, received commissions of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers.  In addition, up to 2.5% of gross proceeds before reallowance to participating broker-dealers was paid to Behringer Securities as a dealer manager fee; except that this dealer manager fee was reduced to 1% of the gross proceeds of purchases made pursuant to our DRIP, which was terminated with the termination of the Offering on February 19, 2005.  Behringer Securities reallowed all of its commissions to participating broker-dealers and reallowed a portion of its dealer manager fee to such participating broker-dealers as marketing fees and due diligence expense reimbursement.  Behringer Securities did not earn selling commissions and dealer manager fees for the years ended December 31, 2007 and December 31, 2006 as a result of the termination of the Offering on February 19, 2005.  For the year ended December 31, 2005, Behringer Securities earned $873,522 in selling commissions and $319,073 in dealer manager fees, which were recorded as a reduction in Partners’ capital.

Behringer Advisors I, our General Partners, or its affiliates received up to 2.5% of gross offering proceeds for reimbursement of organization and offering expenses.  As of December 31, 2007, $1,097,713 of organization and offering expenses were incurred by Behringer Advisors I on our behalf, all which has been reimbursed.  Of the $1,097,713 of organization and offering costs reimbursed by us as of December 31, 2007, $1,077,517 was recorded as a reduction in Partners’ capital and $20,196 was expensed as organization costs.  For the years ended December 31, 2007 and 2006, no additional organization or offering expenses were incurred or reimbursed.  For the year ended December 31, 2005, we reimbursed $316,958 of organization and offering expenses, of which $311,120 was recorded as a reduction in Partners’ capital and $5,838 was expensed as organization costs.  Behringer Advisors I or its affiliates determined the amount of organization and offering expenses owed, based on specific invoice identification as well as an allocation of costs to us and other Behringer Harvard programs, based on the respective equity offering results of those entities in offering.  No further proceeds will be raised by us as a result of the termination of the Offering and, as a result, we will not make any further reimbursements to Behringer Advisors I for organization and offering expenses incurred or that may be incurred in the future on our behalf.

Behringer Advisors I or its affiliates receive acquisition and advisory fees of up to 3% of the contract purchase price of each asset for the acquisition, development or construction of real property or, with respect to any mortgage loan, up to 3% of the funds advanced for the making or purchase of a mortgage loan.  Behringer Advisors I or its affiliates also receive up to 0.5% of the contract purchase price of the assets acquired by us for reimbursement of expenses related to

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

making investments.  During the years ended December 31, 2007 and December 31, 2006, Behringer Advisors I did not earn acquisition and advisory fees and was not reimbursed for any acquisition-related expenses.  During the year ended December 31, 2005, Behringer Advisors I earned $465,000 of acquisition and advisory fees and was reimbursed $77,500 for acquisition-related expenses.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2007, 2006 and 2005, we incurred property management fees payable to HPT Management of $157,638, $206,611 and $150,503, respectively, of which $49,350 and $41,983, respectively, is included in income from discontinued operations for the years ended December 31, 2006 and 2005.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the year ended December 31, 2007, we incurred asset management fees of $140,271.  During the years ended December 31, 2006 and 2005, we incurred asset management fees of $166,057 and $130,878, respectively, of which $29,576 and $29,500, respectively, are included in income from discontinued operations.

In connection with the sale of our properties, we will pay to Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such real estate commissions for the years ended December 31, 2007, 2006 or 2005.

At December 31, 2007, we had a payable to related parties of approximately $25,000.  This balance consists of management fees payable to HPT Management and asset management fees payable to Behringer Advisors I.

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

10.          Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $6,250,000.  We realized a gain on the sale of approximately $494,000 during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Northpoint Property.  The following table summarizes the results of discontinued operations for the years ended December 31, 2007, 2006 and 2005:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

	2007	2006	2005

Rental revenue	$10,216	$1,274,055	$1,213,282

Expenses
Property operating expenses	5,713	637,325	572,046
Real estate taxes	—	121,613	137,482
Property and asset management fees	—	78,926	71,483
Depreciation and amortization	—	316,211	305,711
Total expenses	5,713	1,154,075	1,086,722

Income from discontinued operations	$4,503	$119,980	$126,560

11.          Fair Value Disclosure of Financial Instruments

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

As of December 31, 2007 and 2006, management estimated that the carrying value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

Cash and cash equivalents and restricted cash are short term and/or highly liquid in nature.  Accordingly, fair value approximates the carrying values of these items.

The fair value estimate presented herein is based on information available to management as of December 31, 2007 and 2006.  Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2007, 2006, and 2005, respectively, is recalculated as follows:

	2007	2006	2005

Net income for financial statement purposes	$756,130	$1,009,885	$442,330

Start-up and organizational costs	(35,234)	(38,917)	(35,234)
Bad debt expense	6,592	1,308	(8,162)
Straight line rent	(55,534)	25,492	(36,326)
Prepaid rent	(31,851)	5,170	152,816
Depreciation	(49,983)	(150,539)	(25,641)
Amortization	843,689	666,874	721,158
Gain	—	40,649	—
Other	16,130	(10,390)	4,091
Net income for income tax purposes	$1,449,939	$1,549,532	$1,215,032

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

13.          Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2007 and 2006:

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Rental revenue	$1,075,702	$985,346	$1,072,854	$994,493
Net income from continuing operations	232,219	89,374	300,649	129,385
Income from discontinued operations	1,711	2,792	—	—
Net income	$233,930	$92,166	$300,649	$129,385
Weighted average number of limited partnership units outstanding	4,309,444	4,309,444	4,309,444	4,309,444
Basic and diluted net income per limited partnership unit	$0.05	$0.02	$0.07	$0.03

	2006 Quarters Ended
	March 31	June 30	September 30	December 31

Rental revenue	$1,040,096	$1,064,615	$1,076,129	$1,072,925
Net income from continuing operations	63,517	148,605	2,705	180,883
Income (loss) from discontinued operations	48,129	41,208	58,098	(27,455)
Gain on sale of discontinued operations	—	—	—	494,195
Net income	$111,646	$189,813	$60,803	$647,623
Weighted average number of limited partnership units outstanding	4,407,870	4,393,285	4,372,981	4,328,765
Basic and diluted net income per limited partnership unit	$0.03	$0.04	$0.01	$0.15

14.          Subsequent Event

Due to the Partnership’s limited operations and the fact that we have fully invested all of the proceeds from the Offering, the advisory board will be dissolved effective March 31, 2008.  We will no longer be obligated to pay additional advisory board fees.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 31, 2008; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2008

Behringer Harvard  Mid–Term Value Enhancement Fund I LP

Valuation and Qualifying Accounts

Schedule II

	Balance at Beginning of Year	Charged to Expenses	Deductions	Balance at End of Year

Allowance for doubtful accounts as of December 31:
2007	$1,675	$6,592	$—	$8,267
2006	$367	$58,039	$56,731	$1,675
2005	$8,528	$(8,104)	$57	$367

Behringer Harvard  Mid–Term Value Enhancement Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2007

				Cost capitalized	Gross amount
		Initial cost		subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property name	Market	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Hopkins Building	Minneapolis, MN	$786,232	$2,225,359	$36,866	$3,048,457	$339,334	1981	3/12/04	(1)
Tucson Way	Denver, CO	800,000	5,653,543	70,077	6,523,620	721,969	1985	10/19/04	(1)
2800 W. Mockingbird	Dallas, TX	2,556,653	3,099,949	40,780	5,697,382	345,480	1940	3/11/05	(1)
Parkway Vista	Dallas, TX	952,060	3,725,041	101,990	4,779,091	386,929	2002	6/8/05	(1)
ASC Building	Dallas, TX	586,567	2,917,910	31,452	3,535,929	235,684	2000	12/21/05	(1)
Totals		$5,681,512	$17,621,802	$281,165	$23,584,479	$2,029,396

(1) Each of our buildings has a depreciable life of 25 years.

	Year ended	Year ended	Year ended
	December 31, 2007	December 31, 2006	December 31, 2005
Real Estate:
Balance at beginning of year	$23,606,810	$29,177,119	$15,009,667
Additions	21,016	121,513	14,167,452
Cost of real estate sold	(43,347)	(5,691,822)	—
Balance at end of the year	$23,584,479	$23,606,810	$29,177,119

Accumulated depreciation:
Balance at beginning of year	$1,306,197	$819,337	$173,657
Depreciation expense	723,199	883,677	645,680
Disposals	—	(396,817)	—
Balance at end of the year	$2,029,396	$1,306,197	$819,337

*****

Index to Exhibits

Exhibit Number	Description

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

10.2	Distribution Reinvestment and Automatic Purchase Plan (included as Exhibit D to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

10.3	Letter regarding Change in Certifying Accountant (previously filed and incorporated by reference to Form 8-K filed on September 8, 2005)

10.4

Purchase Agreement between Behringer Harvard Northpoint I LP, as seller, and Medical Edge Healthcare Group, Inc., as purchaser, regarding the Northpoint Property (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.5

First Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.6

Second Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

21.1*	List of Subsidiaries

23.1

Consent of Fulbright & Jaworski L.L.P. (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)

23.2

Consent of Morris, Manning & Martin, LLP (previously filed and incorporated by reference to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 23, 2002)

23.3

Consent of PricewaterhouseCoopers LLP with respect to the financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.4

Consent of PricewaterhouseCoopers LLP with respect to the consolidated financial statements of Behringer Harvard Advisors I LP (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

23.5

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of the Hopkins Building (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.6

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of the Northpoint Property (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

23.7

Consent of PricewaterhouseCoopers LLP relating to the Statement of Revenues and Certain Expenses of Tucson Way (previously filed and incorporated by reference to Post-Effective Amendment No. 5 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on December 9, 2004)

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith