Form 10-Q
period 2008-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2008-05-15
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(866) 655-1610

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP

FORM 10-Q

Quarter Ended March 31, 2008

PART I
FINANCIAL INFORMATION

Item 1.             Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Real estate
Land	$5,681,512	$5,681,512
Buildings, net	15,689,299	15,873,571
Total real estate	21,370,811	21,555,083

Cash and cash equivalents	7,217,296	7,613,543
Accounts receivable, net	331,326	366,932
Prepaid expenses and other assets	40,187	43,964
Lease intangibles, net	3,188,461	3,412,340
Total assets	$32,148,081	$32,991,862

Liabilities and partners’ capital
Liabilities
Accounts payable	$59,557	$5,333
Payables to related parties	42,121	24,829
Acquired below-market leases, net	187,852	210,162
Distributions payable	219,606	219,607
Accrued liabilities	871,939	1,146,889
Total liabilities	1,381,075	1,606,820

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,309,444 units issued and outstanding at March 31, 2008 and December 31, 2007	30,766,500	31,384,536
General partners	506	506
Total partners’ capital	30,767,006	31,385,042
Total liabilities and partners’ capital	$32,148,081	$32,991,862

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Rental revenue	$943,032	$1,075,702

Expenses
Property operating expenses	170,495	165,407
Real estate taxes	191,923	216,589
Property and asset management fees	66,339	70,828
General and administrative	153,580	92,250
Depreciation and amortization	388,923	392,910
Total expenses	971,260	937,984

Interest income	58,215	94,501
Income before income taxes	29,987	232,219

Provision for income taxes	3,374	—
Income from continuing operations	26,613	232,219

Income from discontinued operations	—	1,711

Net income	$26,613	$233,930

Allocation of net income:
Net income allocated to general partners	$—	$4

Net income allocated to limited partners	$26,613	$233,926

Weighted average number of limited partnership units outstanding	4,309,444	4,309,444

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.01	$0.05
Income from discontinued operations	—	—
Basic and diluted net income per limited partnership unit	$0.01	$0.05

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2007	$33,214,204	$—	4,309,444	$500	$(6)	$33,214,698

Distributions to limited partners	(1,829,668)	(756,118)				(2,585,786)

Net income		756,118			12	756,130

Balance as of December 31, 2007	31,384,536	—	4,309,444	500	6	31,385,042

Distributions to limited partners	(618,036)	(26,613)				(644,649)

Net income		26,613			—	26,613

Balance as of March 31, 2008	$30,766,500	$—	4,309,444	$500	$6	$30,767,006

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$26,613	$233,930
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	382,641	387,119
Change in accounts receivable	38,806	(12,556)
Change in prepaid expenses and other assets	3,777	(9,135)
Change in accounts payable	54,224	(39,445)
Change in accrued liabilities	(274,950)	(659,040)
Change in payables to related parties	17,292	(11,088)
Cash provided by (used in) operating activities	248,403	(110,215)

Cash flows used in financing activities -
Distributions	(644,650)	(637,585)

Net change in cash and cash equivalents	(396,247)	(747,800)
Cash and cash equivalents at beginning of period	7,613,543	2,642,783
Cash and cash equivalents at end of period	$7,217,296	$1,894,983

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

1.              Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 (the “Offering”) and terminated on February 19, 2005.  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of March 31, 2008, five of the six properties we acquired remain in our portfolio. We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board was established to provide the General Partners with advice and guidance with respect to (1) the identification of assets for acquisition; (2) general economic and market conditions, general business principles, and specific business principles relating to our business plan; (3) inroads to establishing beneficial strategic partners, customers, and suppliers; (4) opportunities within and related to the industry; and (5) other assistance as may be determined by the General Partners or their representatives from time to time.  The advisory board was dissolved effective March 31, 2008.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.     Organization

On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP on February 19, 2005 with the termination of the Offering.

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

As of May 9, 2008, we had 4,309,444 limited partnership units outstanding.

3.     Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of March 31, 2008, consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 and cash flows for the three month periods ended March 31, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2008 and December 31, 2007 and the results of our operations and cash flows for the periods ended March 31, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases.  We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

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

We amortize the value of in-place leases and in-place tenant improvements to expense over the initial term of the respective leases. The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense. The estimated useful lives for lease intangibles as of March 31, 2008 range from 0.9 years to 9.1 years.

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1, 2008 - December 31, 2008	$585,567
2009	669,786
2010	609,229
2011	469,116
2012	264,980

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2008	Improvements	Intangibles	Leases
Cost	$17,899,767	$5,501,443	$(428,078)
Less: depreciation and amortization	(2,210,468)	(2,312,982)	240,226

Net	$15,689,299	$3,188,461	$(187,852)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2007	Improvements	Intangibles	Leases
Cost	$17,902,967	$5,644,813	$(451,351)
Less: depreciation and amortization	(2,029,396)	(2,232,473)	241,189

Net	$15,873,571	$3,412,340	$(210,162)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment charge to adjust the carrying amount of the asset to estimated fair value. There were no impairment charges for long-lived assets for the three months ended March 31, 2008 or 2007.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements. We recorded an allowance for doubtful accounts associated with accounts receivable of $4,102 and $8,267 at March 31, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties and deferred tax asset.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. For the three months ended March 31, 2008 and 2007, the total net increases to rental revenues due to straight-line rent adjustments were $526 and $14,120, respectively. As discussed above, our rental revenue also includes amortization of above-market and below-market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

We distribute to our General Partners a share of net cash from operations in the form of a 15% distribution after the limited partners have received distributions equal to their net capital contributions plus an 8% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10% of cash available for distribution.

Income Taxes

As a limited partnership, we generally are not subject to income tax. However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the three months ended March 31, 2008, we recognized a provision for current tax expense of approximately $3,600 and a deferred tax benefit of approximately $200 related to the Texas margin tax. For the three months ended March 31, 2007, we had no significant tax liability or benefit related to the Texas margin tax.

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

Reportable Segments

FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate. Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2008 and 2007. Our chief operating decision maker evaluates operating performance on an individual property level. Therefore, our properties are aggregated into one reportable segment.

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

5.              Recently Announced Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. Our adoption of SFAS No. 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.

In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of FAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP SFAS No. 157-2 are effective for our fiscal year beginning January 1, 2009. We are currently assessing the effect FSP SFAS No. 157-2 may have on our consolidated results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. We adopted this standard effective January 1, 2008 and have not elected the fair value measurement option for any financial assets or liabilities at the present time; however, we may elect to measure future eligible financial assets or liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. We expect SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties if they fall under the definition of a business combination.

6.              Real Estate

We wholly owned the following five properties at March 31, 2008 and December 31, 2007:

		Approximate
		Rentable Square
Property Name	Location	Footage	Description
Hopkins Building	Minneapolis, Minnesota	29,660	One-story office building
Tucson Way	Denver, Colorado	70,660	Two-story office building
2800 W. Mockingbird	Dallas, Texas	73,349	One-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building
ASC Building	Dallas, Texas	28,880	One-story office building

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

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit. Prior to the termination of the DRIP with the termination of our Offering on February 19, 2005, unit holders were permitted to receive additional limited partnership units in lieu of a cash distribution in accordance with our DRIP. We record all distributions when declared, except that the units issued through the DRIP were recorded when the units were actually issued. Distributions payable at March 31, 2008 were $219,606. The following are the distributions declared during the three months ended March 31, 2008 and 2007:

	2008	2007

First Quarter	$644,649	$637,604

8.              Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering. Our General Partners have agreed that all of these fees and compensation will be allocated to Behringer Advisors I since the day-to-day responsibilities of serving as our general partner are performed by Behringer Advisors I through the executive officers of its general partner.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”), our property manager and an affiliate of our General Partners, property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the three months ended March 31, 2008 and 2007, we incurred property management fees payable to HPT Management of $34,579 and $36,422, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the three months ended March 31, 2008 and 2007, we incurred asset management fees of $31,760 and $34,406, respectively.

We may reimburse Behringer Advisors I, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee. For the three months ended March 31, 2008 and 2007, we incurred and expensed such costs for administrative services totaling $23,768 and $8,158, respectively.

At March 31, 2008, we had payables to related parties of approximately $42,100, which primarily consisted of management fees payable to HPT Management and administrative services payable to Behringer Advisors I. At December 31, 2007, we had payables to related parties of approximately $24,800, which consisted of management fees payable to HPT Management and asset management fees payable to Behringer Advisors I.

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

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of $6,250,000. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations. For the three months ended March 31, 2008, there were no results from discontinued operations. The following table summarizes the results of discontinued operations for the three months ended March 31, 2007:

Three months
ended
March 31, 2007

Rental revenue	$6,226

Expenses
Property operating expenses	4,515

Income from discontinued operations	$1,711

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up costs, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we will evaluate these estimates. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements and tenant relationships. Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

We determine the value of above-market and below-market in-place leases for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. We record the fair value of above-market and below-market leases as intangible assets or intangible liabilities, respectively, and amortize them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired is further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions is based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships is determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering, current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management includes such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable. When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairement charge to adjust the carrying amount of the asset to estimated fair value.

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

Overview

At March 31, 2008 and 2007, we wholly owned five properties. These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

Continuing Operations

Rental Revenue. Rental revenue for the three months ended March 31, 2008 and 2007 was $943,032 and $1,075,702, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. The decrease was primarily due to the expiration of leases at Parkway Vista during the current quarter. As a result of the expiration of leases at Parkway Vista, management expects rental revenue to decrease in the near future.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2008 and 2007 were $170,495 and $165,407, respectively, and were comprised of expenses related to the daily operations from our wholly owned properties. The increase in property operating expenses is primarily due to an increase in a service contract during the three months ended March 31, 2008. Management expects property operating expenses to be relatively constant in the future.

Real Estate Taxes. Real estate taxes for the three months ended March 31, 2008 and 2007 were $191,923 and $216,589, respectively. The decrease in real estate taxes was primarily due to successful appeals of property tax assessments. We anticipate that real estate taxes will remain relatively unchanged in the future.

Property and Asset Management Fees. Property and asset management fees for the three months ended March 31, 2008 and 2007 were $66,339 and $70,828, respectively. Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2008 and 2007 were $153,580 and $92,250, respectively. General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. The increase in general and administrative expenses is primarily due to an increase in administrative services, legal fees, and Sarbanes-Oxley advisory services.

Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended March 31, 2008 and 2007 were $388,923 and $392,910, respectively, and were comprised of depreciation and amortization from our five wholly owned properties.

Interest Income. Interest income for the three months ended March 31, 2008 was $58,215 and was comprised of interest income associated with funds on deposit with banks. Interest income for the three months ended March 31, 2007 was $94,501 and was primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations. There was no income from discontinued operations for the three months ended March 31, 2008. Income from discontinued operations for the three months ended March 31, 2007 was $1,711 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Cash Flow Analysis

At March 31, 2008 and March 31, 2007, we wholly owned five properties.

Cash provided by operating activities for the three months ended March 31, 2008 was $248,403 and was primarily comprised of net income of $26,613, depreciation and amortization of $382,641 and offset by changes in working capital accounts of $160,851. Cash used in operating activities for the three months ended March 31, 2007 was $110,215 and was primarily comprised of net income of $233,930, depreciation and amortization of $387,119 and offset by changes in working capital accounts of $731,264.

Cash used in financing activities consisted of distributions for the three months ended March 31, 2008 and 2007 of $644,650 and $637,585, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were $7,217,296 at March 31, 2008. Our principal demands for funds will be for the payment of operating expenses and distributions. Generally, cash needs are expected to be met from operations. The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures. There can be no assurance that future cash flow will support distributions at the current rate. We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners. However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners. In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North America Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. credit and financial markets as a whole. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to borrow funds or to secure permanent financing on reasonable terms could be adversely affected.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of current properties. Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Currently, distributions are paid from net cash from operations and available cash on hand. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties. To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP. Our calculations of NOI for the three months ended March 31, 2008 and 2007 are presented below:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Rental revenue	$943,032	$1,075,702

Operating expenses
Property operating expenses	170,495	165,407
Real estate taxes	191,923	216,589
Property and asset management fees	66,339	70,828
Less: Asset management fees	(31,760)	(34,406)
Total operating expenses	396,997	418,418

Net operating income	$546,035	$657,284

Reconciliation of NOI to Net Income
Net operating income	$546,035	$657,284

Less: General and administrative	(153,580)	(92,250)
Depreciation and amortization	(388,923)	(392,910)
Asset management fees	(31,760)	(34,406)
Provision for income taxes	(3,374)	—
Add: Interest income	58,215	94,501
Income from discontinued operations	—	1,711

Net income	$26,613	$233,930

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”). Our calculations of Net Cash From Operations for the three months ended March 31, 2008 and 2007 are presented below:

	Three months	Three months
	ended	ended
	March 31, 2008	March 31, 2007

Net income	$26,613	$233,930

Depreciation and amortization	388,923	392,910

Net cash from operations	$415,536	$626,840

Disposition Policies

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations that would be affected by an increase or decrease in interest rates, nor any foreign operations exposing us to foreign currency fluctuations.

Item 4T.                                                   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of March 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                                                  Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2008.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: May 15, 2008	By:	/s/ Gary S. Bresky
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

4.1	Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

31.1*	Rule 13a-14(a)/15d-14(a) Certification

31.2*	Rule 13a-14(a)/15d-14(a) Certification

32.1**	Section 1350 Certifications

*                 Filed herewith

**          In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.