Form 10-Q
period 2008-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2008-08-14
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

FORM 10-Q

Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Real estate
Land	$5,681,512	$5,681,512
Buildings, net	15,508,228	15,873,571
Total real estate	21,189,740	21,555,083

Cash and cash equivalents	6,815,126	7,613,543
Accounts receivable, net	286,097	366,932
Receivables from related parties	59,893	—
Prepaid expenses and other assets	15,538	43,964
Lease intangibles, net	2,998,450	3,412,340
Total assets	$31,364,844	$32,991,862

Liabilities and partners’ capital
Liabilities
Accounts payable	$76,943	$5,333
Payables to related parties	41,082	24,829
Acquired below-market leases, net	166,564	210,162
Distributions payable	210,832	219,607
Accrued liabilities	1,089,203	1,146,889
Total liabilities	1,584,624	1,606,820

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,275,187 units and 4,309,444 units issued and outstanding at June 30, 2008 and December 31, 2007, respectively	29,779,714	31,384,536
General partners	506	506
Total partners’ capital	29,780,220	31,385,042
Total liabilities and partners’ capital	$31,364,844	$32,991,862

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Rental revenue	$968,392	$985,346	$1,911,424	$2,061,048

Expenses
Property operating expenses	245,637	181,679	416,132	347,086
Real estate taxes	193,679	177,855	385,602	394,444
Property and asset management fees	72,685	72,831	139,024	143,659
General and administrative	135,767	155,886	289,347	248,136
Depreciation and amortization	356,414	392,223	745,337	785,133
Total expenses	1,004,182	980,474	1,975,442	1,918,458

Interest income	38,121	91,213	96,336	185,714
Income before income taxes	2,331	96,085	32,318	328,304

Provision for income taxes	3,367	6,711	6,741	6,711
Income (loss) from continuing operations	(1,036)	89,374	25,577	321,593

Income from discontinued operations	—	2,792	—	4,503

Net income (loss)	$(1,036)	$92,166	$25,577	$326,096

Allocation of net income (loss):
Net income allocated to general partners	$—	$1	$—	$5

Net income (loss) allocated to limited partners	$(1,036)	$92,165	$25,577	$326,091

Weighted average number of limited partnership units outstanding	4,297,774	4,309,444	4,303,609	4,309,444

Net income (loss) per limited partnership unit - basic and diluted
Income (loss) from continuing operations	$—	$0.02	$0.01	$0.07
Income from discontinued operations	—	—	—	—
Basic and diluted net income (loss) per limited partnership unit	$—	$0.02	$0.01	$0.07

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2007	$33,214,204	$—	4,309,444	$500	$(6)	$33,214,698

Distributions to limited partners	(1,829,668)	(756,118)				(2,585,786)

Net income		756,118			12	756,130

Balance as of December 31, 2007	31,384,536	—	4,309,444	500	6	31,385,042

Redemption of units of limited partnership interest	(342,568)		(34,257)			(342,568)

Distributions to limited partners	(1,262,254)	(25,577)				(1,287,831)

Net income		25,577			—	25,577

Balance as of June 30, 2008	$29,779,714	$—	4,275,187	$500	$6	$29,780,220

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Six months	Six months
	ended	ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$25,577	$326,096
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	733,795	773,055
Change in accounts receivable	84,035	(56,552)
Change in prepaid expenses and other assets	28,426	5,048
Change in accounts payable	71,610	107,877
Change in accrued liabilities	(400,254)	(783,456)
Change in receivables and payables to related parties	(43,640)	(18,114)
Additions of lease intangibles	(1,360)	—
Cash provided by operating activities	498,189	353,954

Cash flows used in investing activities -
Purchases of property and equipment	—	(3,200)

Cash flows used in financing activities -
Distributions	(1,296,606)	(1,289,736)

Net change in cash and cash equivalents	(798,417)	(938,982)
Cash and cash equivalents at beginning of period	7,613,543	2,642,783
Cash and cash equivalents at end of period	$6,815,126	$1,703,801

Supplemental disclosure:
Taxes paid	$14,112	$—

Non-cash financing activities:
Redemption in accrued liabilities	$342,568	$—

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

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of June 30, 2008, five of the six properties we acquired remain in our portfolio.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

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

2.              Organization

On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP on February 19, 2005 with the termination of the Offering.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for $44,249,101.  We have the ability to repurchase units from investors by any legally available means for any reason that our General Partners, in their discretion, deem to be in our best interest.  As of June 30, 2008, we have redeemed 157,353 of the units issued pursuant to the Offering for $1,489,648.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

As of August 8, 2008, we had 4,275,187 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2008, consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and cash flows for the six month periods ended June 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2008 and December 31, 2007 and the results of our operations and cash flows for the periods ended June 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

We amortize the value of in-place leases, in-place tenant improvements and in-place leasing commissions to expense over the initial term of the respective leases.  The value of tenant relationship intangibles is amortized to expense over the initial term and any anticipated renewal periods, but in no event does the amortization period for intangible assets exceed the remaining depreciable life of the building.  Should a tenant terminate its lease, the unamortized portion of the related real estate intangibles would be charged to expense.

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows:

July 1, 2008 - December 31, 2008	$390,378
2009	669,786
2010	609,229
2011	469,116
2012	264,980

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of June 30, 2008	Improvements	Intangibles	Leases
Cost	$17,899,767	$5,500,530	$(428,078)
Less: depreciation and amortization	(2,391,539)	(2,502,080)	261,514

Net	$15,508,228	$2,998,450	$(166,564)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2007	Improvements	Intangibles	Leases
Cost	$17,902,967	$5,644,813	$(451,351)
Less: depreciation and amortization	(2,029,396)	(2,232,473)	241,189

Net	$15,873,571	$3,412,340	$(210,162)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment charge to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges for long-lived assets for the three and six months ended June 30, 2008 or 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.  We recorded an allowance for doubtful accounts associated with accounts receivable of $2,050 and $8,267 at June 30, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties and deferred tax asset.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three and six months ended June 30, 2008, the total net decreases to rental revenues due to straight-line rent adjustments were $2,093 and $1,567, respectively.  For the three and six months ended June 30, 2007, the total net increases to rental revenues due to straight-line rent adjustments were $4,465 and $18,585, respectively.  As discussed above, our rental revenue also includes amortization of above-market and below-market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event will the General Partners receive more than 10% of cash available for distribution.

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three and six months ended June 30, 2008, we recognized a provision for current tax expense of approximately $2,800 and $6,400, respectively, and a deferred tax expense of approximately $500 and $300, respectively, related to the Texas margin tax.  For the three and six months ended June 30, 2007, we recognized a current tax expense of approximately $7,700 and a deferred tax benefit of approximately $1,000.

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

Reportable Segments

FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the three and six months ended June 30, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are currently assessing the effect FSP SFAS No. 157-2 may have on the disclosures in our financial statements.

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

6.              Real Estate

We wholly owned the following five properties at June 30, 2008 and December 31, 2007:

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

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at June 30, 2008 were $210,832.  The following are the distributions declared during the six months ended June 30, 2008 and 2007:

	2008	2007

Second Quarter	643,182	645,067
First Quarter	644,649	637,604
	$1,287,831	$1,282,671

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Advisors I since the day-to-day responsibilities of serving as our general partner are performed by Behringer Advisors I through the executive officers of its general partner.

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”) or its affiliates, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2008 and 2007, we incurred property management fees payable to HPT Management, or its affiliates, of $72,857 and $74,847, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the six months ended June 30, 2008 and 2007, we incurred asset management fees of $66,167 and $68,812, respectively.

We may reimburse Behringer Advisors I, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee.  For the six months ended June 30, 2008 and 2007, we incurred and expensed such costs for administrative services totaling $46,343 and $8,158, respectively.

At June 30, 2008, we had payables to related parties of approximately $41,000, which primarily consisted of administrative services payable to Behringer Advisors I.  At December 31, 2007, we had payables to related parties of approximately $24,800, which consisted of management fees payable to HPT Management and asset management fees payable to Behringer Advisors I.  At June 30, 2008, we had receivables from related parties of approximately $59,900, consisting primarily of reimbursements due from Behringer Harvard REIT I, Inc.  There were no receivables to related parties at December 31, 2007.

We are dependent on Behringer Advisors I and HPT Management, or its affiliates, for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of $6,250,000.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the three and six months ended June 30, 2007 represent the final settlements for operations of the Northpoint Property.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2007:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

	Three months	Six months
	ended	ended
	June 30, 2007	June 30, 2007

Rental revenue	$3,990	$10,216

Expenses
Property operating expenses	1,198	5,713

Income from discontinued operations	$2,792	$4,503

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and assumed liabilities based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Overview

At June 30, 2008 and 2007, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended June 30, 2008 as compared to the three months ended June 30, 2007

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2008 and 2007 was $968,392 and $985,346, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The decrease was primarily due to the expiration of leases at Parkway Vista during the first quarter of 2008 offset by an increase in higher billings of common area maintenance to tenants.  As a result of the expiration of leases at Parkway Vista, management expects rental revenue to decrease in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2008 and 2007 were $245,637 and $181,679, respectively, and were comprised of expenses related to the daily operations from our wholly owned properties.  The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the three months ended June 30, 2008.  For the remainder of 2008 management expects property operating expenses to remain consistent with prior year.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2008 and 2007 were $193,679 and $177,855, respectively.  The increase in real estate taxes is primarily due to an increase in the valuation of a property by the taxing authorities, offset by successful appeals of property tax assessments in other properties.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the three months ended June 30, 2008 and 2007 were $72,685 and $72,831, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2008 and 2007 were $135,767 and $155,886, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses.  The decrease in general and administrative expenses is primarily due to lower consulting fees during the quarter.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the three months ended June 30, 2008 and 2007 were $356,414 and $392,223, respectively, and were comprised of depreciation and amortization from our five wholly owned properties.  The decrease in depreciation and amortization expenses is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the expiration of leases at Parkway Vista.

Interest Income.  Interest income for the three months ended June 30, 2008 was $38,121 and was comprised of interest income associated with funds on deposit with banks.  Interest income for the three months ended June 30, 2007 was $91,213 and was primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations.  There was no income from discontinued operations for the three months ended June 30, 2008.  Income from discontinued operations for the three months ended June 30, 2007 was $2,792 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Six months ended June 30, 2008 as compared to the six months ended June 30, 2007

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2008 and 2007 was $1,911,424 and $2,061,048, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. The decrease was primarily due to the expiration of leases at Parkway Vista during the first quarter of 2008.  As a result of the expiration of leases at Parkway Vista, management expects rental revenue to decrease in the near future.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2008 and 2007 were $416,132 and $347,086, respectively, and were comprised of expenses related to the daily operations from our wholly owned properties.  The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during 2008.  For the remainder of 2008 management expects property operating expenses to remain consistent with prior year.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2008 and 2007 were $385,602 and $394,444, respectively.  The decrease in real estate taxes is primarily due to successful appeals of property tax assessments, offset by an increase in the valuation of a property by the taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the six months ended June 30, 2008 and 2007 were $139,024 and $143,659, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2008 and 2007 were $289,347 and $248,136, respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the six months ended June 30, 2008 and 2007 were $745,337 and $785,133, respectively, and were comprised of depreciation and amortization from our five wholly owned properties.  The decrease in depreciation and amortization expenses is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the expiration of leases at Parkway Vista.

Interest Income.  Interest income for the six months ended June 30, 2008 was $96,336 and was comprised of interest income associated with funds on deposit with banks.  Interest income for the six months ended June 30, 2007 was $185,714 and was primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Discontinued Operations

Income from Discontinued Operations.  There was no income from discontinued operations for the six months ended June 30, 2008.  Income from discontinued operations for the six months ended June 30, 2007 was $4,503 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Cash Flow Analysis

At June 30, 2008 and June 30, 2007, we wholly owned five properties.

Cash provided by operating activities for the six months ended June 30, 2008 was $498,189 and was primarily comprised of net income of $25,577, adjusted for depreciation and amortization of $733,795, offset by changes in working capital accounts of $259,823.  Cash provided by operating activities for the six months ended June 30, 2007 of $353,954 was comprised of net income of $326,096, adjusted for depreciation and amortization of $773,055 and offset by changes in working capital accounts of $745,197.

Cash used in investing activities for the six months ended June 30, 2007 was $3,200 and was comprised of a purchase of property and equipment for one of our wholly-owned properties.

Cash used in financing activities for the six months ended June 30, 2008 and June 30, 2007 was $1,296,606 and $1,289,736, respectively, and was due to distributions.

Liquidity and Capital Resources

Our cash and cash equivalents were $6,815,126 at June 30, 2008.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.  The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North America Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets.  Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Rental revenue	$968,392	$985,346	$1,911,424	$2,061,048

Operating expenses
Property operating expenses	245,637	181,679	416,132	347,086
Real estate taxes	193,679	177,855	385,602	394,444
Property and asset management fees	72,685	72,831	139,024	143,659
Less: Asset management fees	(34,407)	(34,406)	(66,167)	(68,812)
Total operating expenses	477,594	397,959	874,591	816,377

Net operating income	$490,798	$587,387	$1,036,833	$1,244,671

Reconciliation of NOI to Net Income (Loss)
Net operating income	$490,798	$587,387	$1,036,833	$1,244,671

Less: General and administrative	(135,767)	(155,886)	(289,347)	(248,136)
Depreciation and amortization	(356,414)	(392,223)	(745,337)	(785,133)
Asset management fees	(34,407)	(34,406)	(66,167)	(68,812)
Provision for income taxes	(3,367)	(6,711)	(6,741)	(6,711)
Add: Interest income	38,121	91,213	96,336	185,714
Income from discontinued operations	—	2,792	—	4,503

Net income (loss)	$(1,036)	$92,166	$25,577	$326,096

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and six months ended June 30, 2008 and 2007 are presented below:

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$(1,036)	$92,166	$25,577	$326,096

Depreciation and amortization	356,414	392,223	745,337	785,133

Net cash from operations	$355,378	$484,389	$770,914	$1,111,229

Disposition Policies

We have now completed the Offering.  We anticipate that, prior to our termination and dissolution, all of our properties will be sold.  We sold one of our properties in December 2006, and received final settlements for operations in the second quarter of 2007, and we are continuing to seek disposition opportunities.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us at any time after February 19, 2008 or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 4T.         Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule
15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of June 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

We have the ability to repurchase units from investors by any legally available means for any reason that our General Partners, in their discretion, deem to be in our best interest.  During the quarter ended June 30, 2008, we repurchased units as follows:

			Total Number of	Maximum Number of
	Approximate		Units Purchased as Part	Units that May Yet
	Number of Units	Average Price	of Publicly Announced	be Purchased Under
Period	Repurchased	Paid Per Unit	Plans or Programs	the Plans or Programs

April 2008	$—	$—	N/A	N/A
May 2008	34,257	10	N/A	N/A
June 2008	—	—	N/A	N/A

	$34,257	$10	N/A	N/A

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the second quarter of 2008.

Item 5.            Other Information.

None.

Item 6.            Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: August 14, 2008	By:	/s/ Gary S. Bresky
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