Form 10-Q
period 2008-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2008-11-14
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

FORM 10-Q
Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.                    Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

(Unaudited)

	September 30, 2008	December 31, 2007

Assets
Real estate
Land	$5,681,512	$5,681,512
Buildings and improvements, net	15,327,155	15,873,571
Total real estate	21,008,667	21,555,083

Cash and cash equivalents	6,259,317	7,613,543
Accounts receivable, net	392,827	366,932
Prepaid expenses and other assets	52,356	43,964
Lease intangibles, net	2,807,080	3,412,340
Total assets	$30,520,247	$32,991,862

Liabilities and partners’ capital
Liabilities
Accounts payable	$10,692	$5,333
Payables to related parties	82,271	24,829
Acquired below-market leases, net	145,277	210,162
Distributions payable	210,832	219,607
Accrued liabilities	801,116	1,146,889
Total liabilities	1,250,188	1,606,820

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,275,187 units and 4,309,444 units issued and outstanding at September 30, 2008 and December 31, 2007, respectively	29,269,550	31,384,536
General partners	509	506
Total partners’ capital	29,270,059	31,385,042
Total liabilities and partners’ capital	$30,520,247	$32,991,862

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Rental revenue	$1,058,850	$1,072,854	$2,970,274	$3,133,902

Expenses
Property operating expenses	234,649	254,898	650,781	601,984
Real estate taxes	177,843	167,212	563,445	561,656
Property and asset management fees	72,821	72,254	211,845	215,913
General and administrative	112,684	66,158	402,031	314,294
Depreciation and amortization	356,416	388,013	1,101,753	1,173,146
Total expenses	954,413	948,535	2,929,855	2,866,993

Interest income	35,790	98,680	132,126	284,394
Gain on sale of asset	—	81,603	—	81,603
Income before income taxes	140,227	304,602	172,545	632,906

Provision for income taxes	4,058	3,953	10,799	10,664
Income from continuing operations	136,169	300,649	161,746	622,242

Income from discontinued operations	—	—	—	4,503

Net income	$136,169	$300,649	$161,746	$626,745

Allocation of net income:
Net income allocated to general partners	$3	$5	$3	$10

Net income allocated to limited partners	$136,166	$300,644	$161,743	$626,735

Weighted average number of limited partnership units outstanding	4,275,187	4,309,444	4,294,066	4,309,444

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.03	$0.07	$0.04	$0.14
Income from discontinued operations	—	—	—	—
Basic and diluted net income per limited partnership unit	$0.03	$0.07	$0.04	$0.14

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

(Unaudited)

	Limited Partners			General Partners
	Contributions/ (Distributions)	Accumulated Income (Losses)	Number of Units	Contributions	Accumulated Income (Losses)	Total

Balance as of January 1, 2007	$33,214,204	$—	4,309,444	$500	$(6)	$33,214,698

Distributions to limited partners	(1,829,668)	(756,118)				(2,585,786)

Net income		756,118			12	756,130

Balance as of December 31, 2007	31,384,536	—	4,309,444	500	6	31,385,042

Redemption of units of limited partnership interest	(342,568)		(34,257)			(342,568)

Distributions to limited partners	(1,772,418)	(161,743)				(1,934,161)

Net income		161,743			3	161,746

Balance as of September 30, 2008	$29,269,550	$—	4,275,187	$500	$9	$29,270,059

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2008	Nine months ended September 30, 2007

Cash flows from operating activities
Net income	$161,746	$626,745
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,084,951	1,154,592
Gain on sale of asset	—	(81,603)
Change in accounts receivable	(22,695)	102,454
Change in prepaid expenses and other assets	(8,392)	(39,388)
Additions of lease intangibles	(1,360)	(42,517)
Change in accounts payable	5,359	59,448
Change in payables to related parties	57,442	(19,202)
Change in accrued liabilities	(345,773)	(688,728)
Cash provided by operating activities	931,278	1,071,801

Cash flows from investing activities
Purchases of property and equipment	—	(21,016)
Proceeds from sale of asset	—	124,950
Cash provided by investing activities	—	103,934

Cash flows from financing activities
Distributions	(1,942,936)	(1,941,135)
Redemption of limited partnership units	(342,568)	—
Change in restricted cash	—	5,895,192
Cash (used in) provided by financing activities	(2,285,504)	3,954,057

Net change in cash and cash equivalents	(1,354,226)	5,129,792
Cash and cash equivalents at beginning of period	7,613,543	2,642,783
Cash and cash equivalents at end of period	$6,259,317	$7,772,575

Supplemental disclosure:
Taxes paid	$14,112	$—

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

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of September 30, 2008, five of the six properties we acquired remain in our portfolio.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

We may purchase properties that have been constructed and have operating histories, are newly constructed or are under development or construction.  An advisory board was established to provide the General Partners with advice and guidance with respect to (1) the identification of assets for acquisition; (2) general economic and market conditions; general business principles, and specific business principles relating to our business plan; (3) inroads to establishing beneficial strategic partners, customers, and suppliers; (4) opportunities within and related to the industry; and (5) other assistance as may be determined by the General Partners or their representatives from time to time.  The advisory board was dissolved effective March 31, 2008.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.     Organization

On February 19, 2003, we commenced the Offering of up to 40,000,000 limited partnership units at a price of $10 per unit pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) filed under the Securities Act of 1933, as amended (the “Securities Act”).  The Registration Statement also covered up to 4,000,000 limited partnership units available pursuant to our distribution reinvestment and automatic purchase plan (the “DRIP”) at $10 per unit.  We terminated our DRIP on February 19, 2005 with the termination of the Offering.  The number of units sold and the gross offering proceeds realized pursuant to the Offering were 4,432,540 limited partnership units for approximately $44.2 million.  We have the ability to repurchase units from investors by any legally available means for any reason that our General Partners, in their discretion, deem to be in our best interest.  As of September 30, 2008, we have redeemed 157,353 of the units issued pursuant to the Offering for approximately $1.5 million.

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

(Unaudited)

As of November 7, 2008, we had 4,275,187 limited partnership units outstanding.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of September 30, 2008, consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and cash flows for the nine month periods ended September 30, 2008 and 2007 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2008 and December 31, 2007 and the results of our operations and cash flows for the periods ended September 30, 2008 and 2007.  Such adjustments are of a normal recurring nature.

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

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2008 and for each of the following four years ended December 31 is as follows:

October 1 - December 31, 2008	$165,220
2009	651,894
2010	603,656
2011	463,542
2012	255,732

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of September 30, 2008	Improvements	Intangibles	Leases

Cost	$17,899,767	$5,500,530	$(428,078)
Less: depreciation and amortization	(2,572,612)	(2,693,450)	282,801

Net	$15,327,155	$2,807,080	$(145,277)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2007	Improvements	Intangibles	Leases

Cost	$17,902,967	$5,644,813	$(451,351)
Less: depreciation and amortization	(2,029,396)	(2,232,473)	241,189

Net	$15,873,571	$3,412,340	$(210,162)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment charge to adjust the carrying amount of the asset to estimated fair value.  There were no impairment charges for long-lived assets for the three and nine months ended September 30, 2008 or 2007.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to those properties that are consolidated in our financial statements.  Our allowance for doubtful accounts was approximately $3,000 and $8,000 at September 30, 2008 and December 31, 2007, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties and prepaid asset management fees for one of our properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three and nine months ended September 30, 2008, the total net decreases to rental revenues due to straight-line rent adjustments were approximately $4,000 and $5,000, respectively.  For the three and nine months ended September 30, 2007, the total net increases to rental revenues due to straight-line rent adjustments were approximately $10,000 and $29,000, respectively.  As discussed above, our rental revenue also includes amortization of above-market and below-market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases.

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

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three and nine months ended September 30, 2008, we recognized a provision for current tax expense of approximately $3,600 and $10,000, respectively, and a deferred tax expense of approximately $500 and $800, respectively, related to the Texas margin tax.  For the three and nine months ended September 30, 2007, we recognized a provision for current tax expense of approximately $3,100 and $10,900, respectively.  We also recognized a deferred tax provision of approximately $900 and a deferred tax benefit of approximately $200, for the three and nine months ended September 30, 2007, related to the Texas margin tax.

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

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories. Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Reportable Segments

FASB SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the three and nine months ended September 30, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”).  FSP SFAS 157-2 delays the effective date of FAS No. 157 to fiscal years beginning

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

after November 15, 2008, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We do not expect the adoption of FSP SFAS No. 157-2 to have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not allowed.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

6.              Real Estate

We wholly owned the following five properties at September 30, 2008 and December 31, 2007:

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

7.              Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at September 30, 2008 were approximately $211,000.  The following are the distributions declared during the nine months ended September 30, 2008 and 2007:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

	2008	2007

Third Quarter	$646,330	$651,379
Second Quarter	643,182	645,067
First Quarter	644,649	637,604
	$1,934,161	$1,934,050

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

For the management and leasing of our properties, we pay HPT Management Services LP (“HPT Management”) or its affiliates, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by HPT Management on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of HPT Management who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the nine months ended September 30, 2008 and 2007, we incurred property management fees payable to HPT Management, or its affiliates, of approximately $109,000 and $113,000, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  For each of the nine months ended September 30, 2008 and 2007, we incurred asset management fees of approximately $103,000.

We may reimburse Behringer Advisors I, or its affiliates, for all expenses paid or incurred by them in connection with administrative services necessary to the prudent operation of our business, subject to the limitation that (1) the reimbursement will be at the lower of their actual cost or the amount we would be required to pay to independent parties for comparable administrative services in the same geographic location and (2) we will not reimburse them for services for which they are entitled to compensation by way of a separate fee.  For the nine months ended September 30, 2008 and 2007, we incurred and expensed such costs for administrative services totaling approximately $57,000 and $11,000, respectively.

At September 30, 2008, we had payables to related parties of approximately $82,000, which primarily consisted of directors and officers insurance and administrative services payable to Behringer Advisors I.  At December 31, 2007, we had payables to related parties of approximately $25,000, which consisted of management fees payable to HPT Management and asset management fees payable to Behringer Advisors I.

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

9.              Discontinued Operations

On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet, to an unaffiliated third party for a contract sale price of approximately $6.3 million.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the nine months ended September 30, 2007 represent the final settlements for operations of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

(Unaudited)

the Northpoint Property.  The following table summarizes the results of discontinued operations for the nine months ended September 30, 2007:

Nine months
ended
September 30, 2007

Rental revenue	$10,216

Expenses
Property operating expenses	5,713

Income from discontinued operations	$4,503

*****

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 31, 2008.

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

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we evaluate these estimates, including investment impairment.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

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

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the carrying amount of our investments, which could be material to our financial statements.

Overview

At September 30, 2008 and 2007, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended September 30, 2008 as compared to the three months ended September 30, 2007

Continuing Operations

Rental Revenue.  Rental revenue for each of the three months ended September 30, 2008 and 2007 was approximately $1.1 million, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  Rental revenue for the three months ended September 30, 2008 decreased by approximately $14,000 compared to the three month ended September 30, 2007 and was primarily due to the expiration of leases at Parkway Vista during the first quarter, partially offset by an increase in higher billings of common area maintenance to tenants.  As a result of the expiration and upcoming expirations of leases at Parkway Vista, management expects rental revenue to decrease in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2008 and 2007 were approximately $235,000 and $255,000, respectively, and were comprised of expenses related to the daily operations from our wholly owned properties.  The decrease in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the three months ended September 30, 2007.  For the remainder of 2008, management expects property operating expenses to remain consistent with prior year.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2008 and 2007 were approximately $178,000 and $167,000, respectively.  The increase in real estate taxes is primarily due to an increase in the valuation by the taxing authorities, partially offset by successful appeals of property tax assessments.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for each of the three months ended September 30, 2008 and 2007 were approximately $73,000.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2008 and 2007 were approximately $113,000 and $66,000, respectively.  General and administrative expenses were comprised of auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due an increase in audit fees.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the three months ended September 30, 2008 and 2007 were approximately $356,000 and $388,000, respectively, and were comprised of depreciation and amortization from our five wholly owned properties.  The decrease in depreciation and amortization expenses is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the expiration of leases at Parkway Vista during 2007.

Interest Income.  Interest income for the three months ended September 30, 2008 was approximately $36,000 and was comprised of interest income associated with funds on deposit with banks.  Interest income for the three months ended September 30, 2007 was approximately $99,000 and was primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Gain on sale of asset.  No assets were sold during the three months ended September 30, 2008.  We recognized a gain on the sale of an asset for the three months ended September 30, 2007 of approximately $82,000.  The gain was a result of the sale of a parcel of land at the 2800 Mockingbird property on September 5, 2007.

Nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007

Continuing Operations

Rental Revenue.  Rental revenue for the nine months ended September 30, 2008 and 2007 was approximately $3.0 million and $3.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. The decrease was primarily due to the expiration of leases at Parkway Vista during the first quarter of 2008.  As a result of the expiration and upcoming expirations of leases at Parkway Vista, management expects rental revenue to decrease in the near future.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2008 and 2007 were approximately $651,000 and $602,000, respectively, and were comprised of expenses related to the daily operations from our wholly owned properties.  The increase in property operating expenses is primarily due to higher utility costs and non-recurring repairs and maintenance expenses incurred during 2008.  For the remainder of 2008, management expects property operating expenses to remain consistent with prior year.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2008 and 2007 were approximately $563,000 and $562,000, respectively.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the nine months ended September 30, 2008 and 2007 were approximately $212,000 and $216,000, respectively.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2008 and 2007 were approximately $402,000 and $314,000, respectively.  General and administrative expenses were comprised of auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due an increase in audit fees and administrative services.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2008 and 2007 were approximately $1.1 million and $1.2 million, respectively, and were comprised of depreciation and amortization from our five wholly owned properties.  The decrease in depreciation and amortization expenses is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the expiration of leases at Parkway Vista during 2007.

Interest Income.  Interest income for the nine months ended September 30, 2008 was approximately $132,000 and was comprised of interest income associated with funds on deposit with banks.  Interest income for the nine months ended September 30, 2007 was approximately $284,000 and was primarily due to interest earned on monies that were held in an escrow account from the sale of the Northpoint Property.

Gain on sale of asset.  No assets were sold during the nine months ended September 30, 2008.  We recognized a gain on the sale of an asset for the nine months ended September 30, 2007 of approximately $82,000.  The gain was a result of the sale of a parcel of land at the 2800 Mockingbird property on September 5, 2007.

Discontinued Operations

Income from Discontinued Operations. There was no income from discontinued operations for the nine months ended September 30, 2008.  Income from discontinued operations for the nine months ended September 30, 2007 was approximately $5,000 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.

Cash Flow Analysis

At September 30, 2008 and September 30, 2007, we wholly owned five properties.

Cash provided by operating activities for the nine months ended September 30, 2008 was approximately $931,000 and was primarily comprised of net income of approximately $162,000, adjusted for depreciation and amortization of approximately $1.1 million, offset by changes in working capital accounts of approximately $314,000.  Cash provided by operating activities for the nine months ended September 30, 2007 of approximately $1.1 million was primarily comprised of net income of approximately $627,000, adjusted for depreciation and amortization of approximately $1.2 million and offset by changes in working capital accounts of approximately $585,000.

Cash provided by investing activities for the nine months ended September 30, 2007 was approximately $104,000 and was comprised of proceeds from the sale of an asset of approximately $125,000, partially offset by purchases of property and equipment for our wholly-owned property of approximately $21,000.

Cash used in financing activities for the nine months ended September 30, 2008 was approximately $2.3 million and was due to distributions of approximately $2.0 million and redemptions of approximately $343,000.  Cash provided by financing activities for the nine months ended September 30, 2007 was approximately $4.0 million and was comprised of a change in restricted cash of approximately $5.9 million, partially offset by distributions of approximately $1.9 million.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $6.3 million at September 30, 2008.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.  The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  There can be no assurance that future cash flow will support distributions at the current rate.  We expect to continue to distribute net cash from operations and non-liquidating sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North America Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of net cash from operations.

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

The turbulent financial markets and disruption in the banking system has created a severe lack of credit and a rising cost of any available debt.  Fortunately, we have extremely limited exposure to the currently malfunctioning credit markets.  We have no exposure to money market mutual funds.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.  We also do not own any loans or debt instruments.

As of September 30, 2008, our portfolio was 94% leased with no exposure to leases with AIG, Bear Stearns, Lehman Brothers or Washington Mutual.  Of our financial services tenants, Wachovia Mortgage represents our largest tenant occupying approximately 3,300 square feet.  Other large tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, only 10% is due to expire in the next 18 months.  In addition, we collected 100% of our base rent from tenants for the third quarter of 2008, a good indication of credit quality and stability.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as net income, computed in accordance with GAAP, generated from properties before interest expense, asset management fees, interest income, general and administrative expenses, depreciation, amortization, income taxes and the sale of assets.  Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2008 and 2007 are presented below:

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Rental revenue		$1,058,850	$1,072,854	$2,970,274	$3,133,902

Operating expenses
	Property operating expenses	234,649	254,898	650,781	601,984
	Real estate taxes	177,843	167,212	563,445	561,656
	Property and asset management fees	72,821	72,254	211,845	215,913
	Less: Asset management fees	(37,052)	(34,406)	(103,219)	(103,218)
Total operating expenses		448,261	459,958	1,322,852	1,276,335

Net operating income		$610,589	$612,896	$1,647,422	$1,857,567

Reconciliation of NOI to Net Income
Net operating income		$610,589	$612,896	$1,647,422	$1,857,567

Less:	General and administrative	(112,684)	(66,158)	(402,031)	(314,294)
	Depreciation and amortization	(356,416)	(388,013)	(1,101,753)	(1,173,146)
	Asset management fees	(37,052)	(34,406)	(103,219)	(103,218)
	Provision for income taxes	(4,058)	(3,953)	(10,799)	(10,664)
Add:	Interest income	35,790	98,680	132,126	284,394
	Gain on sale of asset	—	81,603	—	81,603
	Income from discontinued operations	—	—	—	4,503

Net income		$136,169	$300,649	$161,746	$626,745

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2008 and 2007 are presented below:

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net income	$136,169	$300,649	$161,746	$626,745

Depreciation and amortization	356,416	388,013	1,101,753	1,173,146

Gain on sale of asset	—	(81,603)	—	(81,603)

Capital improvements	—	(17,816)	—	(21,016)

Net cash from operations	$492,585	$589,243	$1,263,499	$1,697,272

Disposition Policies

Our Offering was completed on February 19, 2005.  We sold one of our properties in December 2006, and received final settlements for operations in the second quarter of 2007, and we are continuing to seek disposition opportunities.  We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us at any time after February 19, 2008 or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

Item 4T.                 Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of September 30, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.                    Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                 Risk Factors.

The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2008.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: November 14, 2008	By:	/s/ Gary S. Bresky
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