Form 10-K
period 2008-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2009-03-31
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,751,870, assuming a market value of $10 per unit of limited partnership interest.

As of March 13, 2009, the registrant had 4,275,187 units of limited partnership interest outstanding.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP

FORM 10-K

Year Ended December 31, 2008

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

The number of units sold and gross offering proceeds realized pursuant to the Offering were 4,432,541 limited partnership units for $44,249,101.  As of December 31, 2008, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  As of December 31, 2008, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Our partnership agreement (the “Partnership Agreement”) provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Until December 31, 2008, the value of our units has been deemed to be $10, and no adjustments for special distributions, and no valuation or appraisal of our units was performed.  Beginning with fiscal year 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Notwithstanding the above, in February 2009 the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that the National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866)655-1610.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”), and is used by permission.

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, at the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sales proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after    February 19, 2010.  Our General Partners may also determine not to distribute net sales proceeds at the discretion of our General Partners if such proceeds are:

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

•      to realize growth in the value of our properties upon the ultimate sale of such properties; and

•      either (1) to make an orderly disposition of the properties and distribute the cash to the investors or (2) upon the approval of the majority of the limited partners, for all the investors to exchange their units for interests in another Behringer Harvard program.

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

Our General Partners are Robert M. Behringer and Behringer Advisors I.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox, Robert J. Chapman and Jon L. Dooley are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflict resolution policies, see the Item 13. “Certain Relationships and Related Transactions and Director Independence” section of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our General Partners and their affiliates are general partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future.  Our General Partners and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us.  As general partners, they may have contingent liabilities for the obligations of other programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

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

•      the amount of funds available to each program and the length of time such funds have been available for investment; and

•      in the case of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), Behringer Harvard Multifamily REIT I, Inc. (“Behringer Harvard Multifamily REIT”) and Behringer Harvard Short-Term Opportunity Fund I LP (“Behringer Harvard Short-Term Opportunity Fund I”), the potential effect of leverage on such investment.

Mr. Behringer and his affiliates have sponsored privately offered and publicly registered real estate programs with substantially similar investment objectives as ours and which are still operating and may acquire additional properties in the future.  Conflicts of interest may arise between these entities and us.

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

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers as well as under other circumstances.  Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Manager

We anticipate that properties we acquire will be managed and leased by Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as “Property Manager”).  Our agreements with our Property Manager expires in June 2010, but automatically extend for successive seven year terms .  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of our Property Manager.  Behringer Harvard Real Estate Services, LLC and HPT Management also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Significant Tenants

As of December 31, 2008, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1,703,000, or approximately 44% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $862,000, or approximately 22% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $530,000, or approximately 14% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with Air Systems Components, LP expires on October 31, 2010.

Employees

We have no employees.  The employees of Behringer Advisors I and other affiliates of ours perform a full range of real estate services for us, including acquisitions, property management, accounting, legal, asset management, wholesale brokerage and investor relations.

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

Risks Related to an Investment in Behringer Harvard Mid-Term Value Enhancement Fund I LP

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, including Mr. Behringer, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure limited partners that HPT will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions.  We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

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

Affiliates of our General Partners have sponsored or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and Behringer Harvard Short-Term Opportunity Fund I.  Mr. Behringer and his affiliate, Behringer Harvard Advisors II LP (an entity that is under common control with our general partner, Behringer Advisors I), act as general partners of Behringer Harvard Short-Term Opportunity Fund I, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Multifamily REIT I and Behringer Harvard Opportunity REIT II.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

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

Because we rely on affiliates of Behringer Holdings for the provision of property management, if Behringer Holdings is unable to meet its obligations, we may be required to find alternative providers of these services, which could result in a significant and costly disruption of our business.

Behringer Holdings, through one or more of its subsidiaries, owns and controls our Property Manager.  The operations of our Property Manager rely substantially on Behringer Holdings.  In light of the common ownership of this entity and its reliance on Behringer Holdings, we consider the financial condition of Behringer Holdings when assessing the financial condition of our Property Manager.  In the event that Behringer Holdings would be unable to meet its obligations as they become due, we might be required to find alternative service providers, which could result in a significant and costly disruption of our business.

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

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of our Property Manager’s duties.  Our General Partners may find the performance of our Property Manager to be unsatisfactory.  However, such performance by our Property Manager may not reach the level of

“willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

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

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse    effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of such volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  The U.S. Department of Labor has acknowledged that the economic “slowdown” has resulted in a recession, and many economists believe that the recession may last several more quarters.  Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. These current conditions, or similar conditions existing in the future, may have the following consequences:

•      the financial condition of our tenants, which include financial, legal and other professional firms, may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•      significant job losses in the financial and professional services industries may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•      reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;

•      the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increase volatility in the market rates for such investments of other factors.

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

Recent disruptions in the financial markets and deteriorating economic conditions could adversely affect our ability to secure debt financing on attractive terms and the values of our investments.

The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our stockholders at current levels.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.  If the current debt market environment persists, we may be required to modify our investment strategies in order to seek to optimize our portfolio performance.  Our strategies may include, among other options, limiting or eliminating the use of debt, focusing on those investments that do not require the use of leverage or pursuing real estate assets other than real properties, in order to meet our portfolio goals.

The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay       distributions and make additional investments.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the FDIC generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  (Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.)  At       December 31, 2008 and 2007, we had cash and cash equivalents deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of your investment.

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

Properties that have significant vacancies could be difficult to sell, which could diminish the return on an investment.

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

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.

The current economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our board decides that a sale or other disposition is consistent with our investment objectives or until it appears that these objectives will not be met.  Otherwise, Behringer Advisors, subject to approval of our board, may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the units to be listed for trading on a national securities exchange by 2017, unless a majority of the board of directors, including a majority of the independent directors, approve otherwise.

We may not be able to sell a property or properties even if Behringer Advisors believes doing so would be in our best interest.  Real estate investments generally, and in particular large office properties like those that we own, often cannot be sold quickly.  The capitalization rates at which properties may be sold have generally been rising, thereby reducing our potential proceeds from sale.  Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions.  In addition, purchase options and rights of first refusal held by tenants or partners in joint ventures may also limit our ability to sell certain properties.  All of these factors reduce our ability to respond to changes in the performance of our investments.

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

We may be audited by the Internal Revenue Service, which could result in the imposition of additional tax, interest and penalties.

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

The State of Texas has enacted legislation that creates a margin tax and decreases state property taxes.  This tax could result in decreased reimbursable expenses from tenants, and increased taxes on our operations, which could reduce the cash available for distribution to our investors.

The State of Texas enacted legislation that replaces the former Texas franchise tax with a margin tax, which was effective for calendar years beginning after December 31, 2006.  The legislation expands the entities from those that were covered by the former Texas franchise tax, and specifically includes limited partnerships as subject to the margin tax.  The tax generally is 1% of an entity’s taxable margin, which is that part of an entity’s total revenue less applicable deductions apportioned to Texas.  The State of Texas also enacted legislation that reduces the state property tax.  As a result of this Texas property tax legislation, reimbursable expenses from tenants at the property level may decrease, due to decreased property taxes.  As a result of our significant assets in Texas, the margin tax, combined with the decrease in reimbursable expenses due to the decreased property tax, could reduce the amount of cash we have available for distribution to investors.

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

At December 31, 2008, we wholly-owned the following properties:

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell the units at a time or price acceptable to the limited partner.  It also makes it necessary for us to estimate the value of our limited partnership units.  As of December 31, 2008, we estimate the per unit value of our limited partnership units to be $10.  The basis for the valuation was established in our prospectus for the sale of our securities and is set forth below.

In order for FINRA members and their associated persons to participate in the offering and sale of our units of limited partnership interest, we are required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to investors a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value.  In addition, we prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our units.  The basis for the valuation of our units is the fact that the public offering price for our units in our most recent offering was $10 per unit (without regard to purchase price discounts for certain categories of purchasers).  However, there is no public trading market for the units at this time, and there can be no assurance that investors would receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future.  Nor does this deemed value reflect the distributions that the limited partners would be entitled to receive if our properties were sold and the sale proceeds were distributed in a liquidation of our Partnership.  Such a distribution upon liquidation may be less than $10 per unit primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses, and acquisition and advisory fees, as described in more detail in the accompanying financial statements.  We do not currently anticipate obtaining annual appraisals for the properties we have acquired until December 31, 2009, and accordingly, the deemed values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties.  As set forth in our prospectus for the sale of equity, for the three full fiscal years after the completion of our public offering of units, we have used the $10 offering price of our units in such offering as the deemed per unit value reported in our annual reports; provided, however, that if we had sold any additional properties and made one or more special distributions to limited partners of all or a portion of the net proceeds from such sales, the value per unit would have been equal to the Offering price less the amount of net sale proceeds per unit distributed to investors as a result of the sale of properties.

Notwithstanding the above, in February 2009 FINRA released Regulatory Notice 09-09.  This notice confirms that NASD Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

Unit Redemption Program

The Partnership Agreement included a unit redemption program (the “Redemption Program”) that was terminated by the general partners on December 31, 2006.

The units we purchased under the Redemption Program were cancelled and will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  As of December 31, 2006, when the Redemption Program was terminated, we had repurchased 123,097 units for $1,147,080 under the Redemption Program.  In addition, during the year ended December 31, 2008, the general partners approved a special redemption of 34,257 units for $342,568.  Total redemptions as of December 31, 2008 during the life of the Partnership totaled 157,354 units for $1,489,648.

Holders

As of March 13, 2009, we had 4,275,187 limited partnership units outstanding that were held by a total of approximately 1,300 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, if cash distributions are made, the Partnership Agreement requires that such cash distributions be made at least quarterly.  The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results.  The following table shows the distributions declared in the years ended December 31, 2008 and 2007:

	2008	2007

Fourth Quarter	$646,553	$651,736
Third Quarter	646,330	651,379
Second Quarter	643,182	645,067
First Quarter	644,649	637,604
	$2,580,714	$2,585,786

The amount of distributions payable at December 31, 2008 and 2007 was $217,860 and $219,607, respectively.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

Recent Sales of Unregistered Securities

None.

Item 6.                    Selected Financial Data.

As of December 31, 2008, 2007 and 2006, we wholly-owned five properties.  At December 31, 2005 and 2004, we wholly-owned six and three properties, respectively.  We commenced active operations when we made our first real estate acquisition on March 12, 2004.  During 2006, we sold the Northpoint Property, which is shown as discontinued operations in the table below.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below as of and for each of the five years in the period ended December 31, 2008 has been derived from our audited consolidated financial statements.

	2008	2007	2006	2005	2004

Total assets	$30,105,098	$32,991,862	$35,585,085	$37,656,168	$29,513,601

Total liabilities	$1,502,366	$1,606,820	$2,370,387	$1,842,850	$2,612,024
Partners’ capital	28,602,732	31,385,042	33,214,698	35,813,318	26,901,577
Total liabilities and partners’ capital	$30,105,098	$32,991,862	$35,585,085	$37,656,168	$29,513,601

Rental revenue	$3,865,587	$4,128,395	$4,253,765	$2,955,742	$606,089

Income (loss) from continuing operations	140,972	751,627	395,710	315,770	(91,549)
Income from discontinued operations	—	4,503	119,980	126,560	102,584
Gain on sale of discontinued operations	—	—	494,195	—	—
Net income	$140,972	$756,130	$1,009,885	$442,330	$11,035

Basic and diluted per limited partnership unit data:
Income (loss) from continuing operations	$0.03	$0.17	$0.09	$0.07	$(0.07)
Income from discontinued operations	—	—	0.14	0.03	0.08
Basic and diluted net income per limited partnership unit	$0.03	$0.17	$0.23	$0.10	$0.01

Distributions declared per limited partnership unit	$0.60	$0.60	$0.60	$0.60	$0.60

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

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

During 2008 and 2007, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  Determining if a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  However, if market conditions continue to deteriorate or management’s plans for certain properties change, write-downs may be required in the future.

Overview

During 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns. In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Results of Operations

Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

As of December 31, 2008 and 2007, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.  The results for the year ended December 31, 2007 include the final settlements for the operations of the Northpoint Property, sold on December 28, 2006, and are classified as discontinued operations.

Continuing Operations

Rental Revenue.  Rental revenue for the years ended December 31, 2008 and 2007 were approximately $3.9 million, and $4.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.  Rental revenue for the year ended December 31, 2008 decreased by approximately $263,000 compared to the year ended December 31, 2007 and was primarily due to the expiration of leases at Parkway Vista, partially offset by an increase in higher billings of common area maintenance to tenants.  Management expects rental revenue to remain relatively constant in the near future.

Property Operating Expenses.   Property operating expenses for the years ended December 31, 2008 and 2007 were approximately $821,000 and $794,000, respectively, and were comprised of expenses related to the daily operations from our properties.  The increase in property operating expenses for the year ended December 31, 2008 is primarily due to higher utility costs and repairs and maintenance expenses incurred during 2008.  Management expects property operating expenses to remain relatively constant in the near future.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2008 and 2007 were approximately $721,000 and $682,000, respectively, and were comprised of real estate taxes from our properties.  The increase in real estate taxes for the year ended December 31, 2008 is primarily due to the increase in valuations by taxing authorities.  We expect real estate taxes to remain relatively constant in the near future.

Property and Asset Management Fees.   Property and asset management fees for the years ended December 31, 2008 and 2007 were approximately $282,000 and $298,000, respectively, and were comprised of property management and asset management fees from our properties.  Management expects property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2008 and 2007 were approximately $574,000 and $408,000, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, legal fees, transfer agent fees, Sarbanes-Oxley advisory services, printing costs and other administrative expenses.  The increase was primarily due to increased legal fees, tax preparation fees and advisors administrative services offset by a decrease in insurance and Sarbanes-Oxley advisory services.  Management expects our general and administrative expenses to increase in 2009 due to anticipated increased reimbursements of administrative expenses to our advisor.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2008 and 2007 were approximately $1.5 million and $1.6 million respectively, and were comprised of depreciation and amortization expense of our properties.  The decrease in depreciation and amortization expenses was primarily due to decreased intangibles amortization as a result of the expiration of leases at Parkway Vista.  Management expects depreciation and amortization to remain relatively constant in the near future.

Interest Income.   Interest income for the year ended December 31, 2008 was approximately $162,000 and was comprised of income from funds on deposit with banks. Interest income for the year ended December 31, 2007 was approximately $368,000 and was comprised primarily of interest income associated with monies that were held in an escrow account from the sale of the Northpoint Property.

Gain on Sale of Asset.   There was no gain on sale of assets in the year ended December 31, 2008.  We recognized a gain on the sale of an asset for the year ended December 31, 2007 of approximately $51,000, which was a result of the sale of a parcel of land at 2800 W. Mockingbird on September 5, 2007.

Discontinued Operations

Income from Discontinued Operations.  There was no income from discontinued operations for the year ended December 31, 2008.  For the year ended December 31, 2007, income from discontinued operations was approximately $4,500 and represents the activity for the Northpoint Property, which was sold on December 28, 2006.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Northpoint Property.

Fiscal year ended December 31, 2007 as compared to fiscal year ended December 31, 2006

As of December 31, 2007 and 2006, we wholly-owned five properties.  The Northpoint Property was sold on December 28, 2006 and was classified as discontinued operations.

Continuing Operations

Rental Revenue.   Rental revenue for the years ended December 31, 2007 and 2006 were approximately $4.1 million and $4.3 million, respectively, and were comprised of revenue from our properties, including adjustments for straight-line rent and amortization of above-market and below-market leases.

Property Operating Expenses.   Property operating expenses for the years ended December 31, 2007 and 2006 were approximately $794,000 and $744,000, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in property operating expenses for the year ended December 31, 2007 was primarily due to non-recurring repairs and maintenance expenses.

Real Estate Taxes.  Real estate taxes for the years ended December 31, 2007 and 2006 were approximately $682,000 and $783,000, respectively, and were comprised of real estate taxes from our properties.  The decrease in real estate taxes for the year ended December 31, 2007 were primarily due to successful appeals of property tax assessments.

Property and Asset Management Fees.   Property and asset management fees for the years ended December 31, 2007 and 2006 were approximately $298,000 and $294,000, respectively, and were comprised of property management and asset management fees from our properties.

General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2007 and 2006 were approximately $408,000 and $509,000, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, legal fees, transfer agent fees, Sarbanes-Oxley advisory services, printing costs and other administrative expenses.  The decrease was primarily due to a reduction in audit fees and legal fees.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2007 and 2006 remained constant at approximately $1.6 million, and was comprised of depreciation and amortization of our properties.

Interest Income.   Interest income for the year ended December 31, 2007 was approximately $368,000 and was comprised primarily of interest income associated with monies that were held in an escrow account from the sale of the Northpoint Property.  Interest income for the year ended December 31, 2006 was approximately $42,000 and was comprised primarily of interest income from funds on deposit with banks.

Gain on Sale of Asset.  We recognized a gain on the sale of asset for the year ended December 31, 2007 of approximately $51,000 for the sale of a parcel of land at 2800 W. Mockingbird on September 5, 2007.  No gain on sale of assets was recognized during the year ended December 31, 2006.

Discontinued Operations

Income from Discontinued Operations.  The income from discontinued operations for the years ended December 31, 2007 and 2006 were approximately $4,500 and $120,000, respectively.  The income from discontinued operations for the respective periods represents the activity for the Northpoint Property, which was sold on December 28, 2006.  The results for the year ended December 31, 2007 represent the final settlements for their operations.

Gain on Sale of Discontinued Operations.   There was no gain on sale of discontinued operations for the year ended December 31, 2007.  We recognized a gain on the sale of discontinued operations for the year ended December 31, 2006 of approximately $494,000, as a result of the sale of the Northpoint Property on December 28, 2006.

Cash Flow Analysis

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

Cash provided by operating activities for the year ended December 31, 2008 was approximately $1.6 million and was primarily comprised of net income of approximately $141,000 adjusted for depreciation and amortization of approximately $1.5 million, partially offset by changes in working capital accounts of approximately $19,000.  Cash provided by operating activities for the year ended December 31, 2007 was approximately $1.9 million and was primarily comprised of the net income of approximately $756,000, adjusted for depreciation and amortization of approximately    $1.6 million partially offset by changes in working capital accounts of approximately $374,000.

There was no cash provided by or used in investing activities in 2008.  Cash provided by investing activities for the year ended December 31, 2007 was approximately $6.0 million and was comprised of the change in restricted cash of approximately $5.9 million from the sale of the Northpoint Property, proceeds from the sale of an asset of approximately $94,000, partially offset by the purchases of property and equipment of approximately $21,000.

Cash used in financing activities for the years ended December 31, 2008 and 2007 were the same at approximately $2.9 million and were primarily comprised of distributions to our limited partners.

Fiscal year ended December 31, 2007 as compared to the fiscal year ended December 31, 2006

Cash provided by operating activities for the year ended December 31, 2007 was approximately $1.9 million and was primarily comprised of the net income of approximately $756,000, adjusted for depreciation and amortization of approximately $1.6 million, partially offset by changes in working capital accounts of approximately $374,000.  Cash provided by operating activities for the year ended December 31, 2006 was approximately $2.9 million and was primarily comprised of the net income of approximately $1.0 million, adjusted for depreciation and amortization of approximately $1.9 million, changes in working capital accounts of approximately $521,000, partially offset by the gain on sale of discontinued operations of approximately $494,000.

Cash provided by investing activities for the year ended December 31, 2007 was approximately $6.0 million and was comprised of the change in restricted cash of approximately $5.9 million from the sale of the Northpoint Property, proceeds from the sale of an asset of approximately $94,000, partially offset by the purchases of property and equipment of approximately $21,000.  Cash provided by investing activities for the year ended December 31, 2006 was approximately $82,000 and was comprised of proceeds from our sale of discontinued operations of approximately $6.1 million, offset by the change in restricted cash of approximately $5.9 million and the purchases of property and equipment of approximately $122,000.

Cash used in financing activities for the years ended December 31, 2007 and 2006 was approximately $2.9 million and approximately $3.3 million, respectively.  Consisting entirely of distributions and redemptions, the decrease is due to the termination of the Redemption Program effective December 31, 2006.  Final redemptions under the Program were processed in the first quarter of 2007.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $6.2 million at December 31, 2008.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

The turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  Fortunately, we have limited exposure to the currently malfunctioning credit markets.  We have no exposure to money market mutual funds.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.  We also do not own any loans or debt instruments.

As of December 31, 2008, our portfolio was 94.4% leased as compared to 96% as of December 31, 2007.. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, only 1.4% is due to expire in the next 12 months.  In addition, we collected 100% of our base rent from our tenants for the year 2008, a good indication of credit quality and stability.

We expect to meet our future short-term operating liquidity requirements through net cash provided by the operations of our current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand.  Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes, property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2008, 2007 and 2006 are presented below:

		2008	2007	2006

Rental revenue		$3,865,587	$4,128,395	$4,253,765

Operating expenses
	Property operating expenses	820,979	793,857	744,210
	Real estate taxes	721,093	681,720	782,803
	Property and asset management fees	282,252	297,909	293,742
	Less: Asset management fees	(137,625)	(140,271)	(136,481)
Total operating expenses		1,686,699	1,633,215	1,684,274

Net operating income		$2,178,888	$2,495,180	$2,569,491

Reconciliation of NOI to Net Income
Net operating income		$2,178,888	$2,495,180	$2,569,491

Less:	General and administrative	(573,634)	(408,355)	(509,390)
	Depreciation and amortization	(1,475,729)	(1,599,838)	(1,569,492)
	Asset management fees	(137,625)	(140,271)	(136,481)
	Provision for income taxes	(13,158)	(13,692)	—
Add:	Interest income	162,230	368,033	41,582
	Gain on sale of asset	—	50,570	—
	Income from discontinued operations	—	4,503	119,980
	Gain on sale of discontinued operations	—	—	494,195

Net income		$140,972	$756,130	$1,009,885

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gains on sales of assets, gains on sales of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007

Net income	$140,972	$756,130

Depreciation and amortization	1,475,729	1,599,838
Gain on sale of asset	—	(50,570)
Capital improvements	—	(21,016)
Net cash from operations	$1,616,701	$2,284,382

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no contractual obligations as of December 31, 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for any future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008.  We believe that the adoption of FSP FAS 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices.  We have no investments or obligations that would be affected by an increase or decrease in interest rates.  At December 31, 2008, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

Item 9.                    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2008 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2008, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, evaluated as of December 31, 2008 the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our internal controls, as of December 31, 2008, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors I.  We do not employ our own management personnel but instead we pay fees and expense allocations to our General Partners for their services.

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

The General Partners are Behringer Advisors I and Robert M. Behringer, individually.  Behringer Advisors I is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the President and sole manager of each of these companies.  Mr. Behringer is the founder, Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of Property manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	60	Chairman
Robert S. Aisner	62	Chief Executive Officer and President
Samuel A. Gillespie	50	Chief Operating Officer
Gerald J. Reihsen, III	50	Executive Vice President - Corporate Development and Legal and Secretary
Gary S. Bresky	42	Chief Financial Officer
M. Jason Mattox	33	Executive Vice President
Jon L. Dooley	57	Executive Vice President - Real Estate

Robert M. Behringer is the Chairman of Behringer Advisors I.  He has also served as the Chairman of the Board of Dierctors of Behringer Harvard REIT I since June 2002, Behringer Harvard Opportunity REIT I since June 2006, Behringer Harvard Multifamily REIT I since December 2007, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard REIT II, Inc., a newly formed real estate investment trust.  He is also the founder, sole manager and Chief Executive Officer of Behringer Holdings, the indirect parent company of Behringer Advisors II.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Short-Term Opportunity Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that was liquidated with a net asset value of approximately $200 million before liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (since acquired by, an now known as Lend Lease Real Estate Investments, Inc.), one of the largest real estate pension managers and advisors in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 140 different properties with over 24 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Chief Executive Officer and President of Behringer Advisors I.  Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I.  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II since January 2007, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard REIT II, Inc. Mr. Aisner is also President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (1) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (2) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (3) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (4) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (5) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

Mr. Aisner served as an independent director of Behringer Harvard REIT I from June 2002 until February 2003 and as a management director from June 2003 until the present.  Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Samuel A. Gillespie has served as Chief Operating Officer of Behringer Advisors I since June 2008.  In addition, Mr. Gillespie has served as Senior Vice President — Funds Management of Harvard Property Trust, the managing member of Behringer Advisors II since March 2006.  Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and for the general partner of Behringer Harvard Short-Term Opportunity Fund I (since July 2008).

Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios.  Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammel Crow Company for 21 years.  At Trammel Crow, he held the position of Managing Director of National Accounts and was responsible for Trammel Crow Company’s largest institutional customers.  Prior to that, Mr. Gillespie was partner in charge of Trammell Crow’s Indianapolis office from 1986 to 1997.  He began his career with Trammel Crow as a leasing agent in Oklahoma City in 1983.  Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

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

Mr. Bresky has been active in commercial real estate and related activities for over 15 years.  Prior to his employment with Behringer Advisors I, Mr. Bresky served, from 1997 to 2001, as a Senior Vice President of Finance with Harvard Property Trust, Inc.  In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company.  Mr. Bresky was also integral in analyzing deal and capital structures as well as participating in all major decisions related to any acquisition or sale of assets.

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

Jon L. Dooley is our Executive Vice President — Real Estate.  Mr. Dooley holds the same position with the other Behringer Harvard sponsored programs.

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

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I.  HPT and its affiliates employed approximately 435 full-time persons at December 31, 2008, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

We do not have a board of directors.  The General Partners were initially assisted by an advisory board, which was   dissolved on March 31, 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2008.

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

Item 11.                 Executive Compensation.

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2008, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors I and its other affiliates, as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors I or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no limited partners known by us who owned more than 5% of our limited partnership units as of March 13, 2009.

We do not have any officers or directors.  Our two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the general partnership interests.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of March 13, 2009 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each of our directors or those of our General Partners, each of our executive officers or those of our General Partners, and our directors and executive officers, or those of our General Partners, as a group.  The percentage of beneficial ownership is calculated based on 4,275,187 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
General partner interest	Robert M. Behringer (1)(2)(3)(4)	—	50%
General partner interest	Behringer Advisors I (1)(3)(4)	—	50%
Limited partner interest	Robert M. Behringer (1)(2)	2,762.43	*
Limited partner interest	Robert S. Aisner (1)(2)	1,104.97	*
Limited partner interest	Samuel A. Gillespie (1)(2)	—	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	—	*
Limited partner interest	Gary S. Bresky (1)(2)	—	*
Limited partner interest	M. Jason Mattox (1)(2)	—	*
Limited partner interest	Jon L. Dooley (1)(2)	—	*
Limited partner interest	All current executive officers as a group (7 persons)	3,867.40	*

*Denotes less than 1%

(1)   The address of Messrs. Behringer, Aisner, Gillespie, Reihsen, Bresky, Mattox and Dooley and Behringer Harvard Advisors I   is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)   Executive Officers of Behringer Advisors I.

(3)   General partners.

(4)   Consists of $500 combined general partnership interests held directly by Mr. Behringer and Behringer Advisors I.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors I since the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

For the management and leasing of our properties, we pay our Property Manager or its affiliates, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2008, 2007 and 2006, we incurred property management fees payable to our Property Manager or its affiliates of approximately $145,000, $158,000, and $207,000, respectively, of which approximately $49,000 is included in income from discontinued operations for the year ended December 31, 2006.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2008, 2007 and 2006 we incurred asset management fees of approximately $138,000, $140,000 and $166,000, respectively, of which approximately $30,000 is included in income from discontinued operations for the year ended December 31, 2006.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the year ended December 31, 2008 we incurred and expensed such costs for administrative services totaling $120,000.  We incurred and expensed no such costs for the year ended December 31, 2007.

At December 31, 2008, we had payables to related parties of approximately $94,000, which consisted of approximately $84,000 for direct expenses and services and approximately $10,000 for management fees payable to our Property Manager and Behringer Advisors I.  At December 31, 2007, we had payables to related parties of approximately $25,000 for management fees payable to our Property Manager and Behringer Advisors I.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such disposition fees for the years ended December 31, 2008, 2007 or 2006.

We are dependent on Behringer Advisors I and our Property Manager for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

Item 14.                 Principal Accountant Fees and Services.

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

Fees Paid to Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2008 and 2007 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”):

	2008	2007
Audit Fees (1)	$148,370	$215,379
Audit-Related Fees (2)	—	28,660
Tax Related Fees (3)	24,618	8,000
Total Fees	$172,988	$252,039

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

March 31, 2009	Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	/s/ Robert S. Aisner

Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/s/ Robert S. Aisner

Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

March 31, 2009	/s/ Gary S. Bresky

Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 31, 2009	/s/ Kimberly Arianpour

Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors I LP (Principal Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Balance Sheets

As of December 31, 2008 and 2007

	2008	2007

Assets
Real estate
Land	$5,681,512	$5,681,512
Buildings and improvements, net	15,146,082	15,873,571
Total real estate	20,827,594	21,555,083

Cash and cash equivalents	6,247,038	7,613,543
Accounts receivable, net	369,955	366,932
Prepaid expenses and other assets	45,171	43,964
Lease intangibles, net	2,615,340	3,412,340
Total assets	$30,105,098	$32,991,862

Liabilities and partners’ capital
Liabilities
Accounts payable	$22,881	$5,333
Payables to related parties	94,070	24,829
Acquired below-market leases, net	125,257	210,162
Distributions payable	217,860	219,607
Accrued liabilities	1,042,298	1,146,889
Total liabilities	1,502,366	1,606,820

Commitments and contingencies

Partners’ capital
Limited partners, 44,000,000 units authorized; 4,275,187 units and 4,309,444 units issued and outstanding at December 31, 2008 and 2007, respectively	28,602,223	31,384,536
General partners	509	506
Total partners’ capital	28,602,732	31,385,042
Total liabilities and partners’ capital	$30,105,098	$32,991,862

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Operations

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Rental revenue	$3,865,587	$4,128,395	$4,253,765

Expenses
Property operating expenses	820,979	793,857	744,210
Real estate taxes	721,093	681,720	782,803
Property and asset management fees	282,252	297,909	293,742
General and administrative	573,634	408,355	509,390
Depreciation and amortization	1,475,729	1,599,838	1,569,492
Total expenses	3,873,687	3,781,679	3,899,637

Interest income	162,230	368,033	41,582
Gain on sale of asset	—	50,570	—
Income before income taxes	154,130	765,319	395,710

Provision for income taxes	13,158	13,692	—
Income from continuing operations	140,972	751,627	395,710

Discontinued operations
Income from discontinued operations	—	4,503	119,980
Gain on sale of discontinued operations	—	—	494,195
Income from discontinued operations	—	4,503	614,175

Net income	$140,972	$756,130	$1,009,885

Allocation of net income:
Net income allocated to general partners	$3	$12	$15

Net income allocated to limited partners	$140,969	$756,118	$1,009,870

Weighted average number of limited partnership units outstanding	4,289,320	4,309,444	4,375,555

Net income per limited partnership unit - basic and diluted
Income from continuing operations	$0.03	$0.17	$0.09
Income from discontinued operations	—	—	0.14
Basic and diluted net income per limited partnership unit	$0.03	$0.17	$0.23

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Partners’ Capital

For the Years Ended December 31, 2008, 2007 and 2006

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income (Losses)	Total

Balance as of January 1, 2006	$35,812,839	$—	4,414,924	$500	$(21)	$35,813,318

Redemption of units of limited partnership interest	(983,150)		(105,480)			(983,150)

Distributions to limited partners	(1,615,485)	(1,009,870)				(2,625,355)

Net income		1,009,870			15	1,009,885

Balance as of December 31, 2006	33,214,204	—	4,309,444	500	(6)	33,214,698

Distributions to limited partners	(1,829,668)	(756,118)				(2,585,786)

Net income		756,118			12	756,130

Balance as of December 31, 2007	31,384,536	—	4,309,444	500	6	31,385,042

Redemption of units of limited partnership interest	(342,568)		(34,257)			(342,568)

Distributions to limited partners	(2,439,745)	(140,969)				(2,580,714)

Net income		140,969			3	140,972

Balance as of December 31, 2008	$28,602,223	$—	4,275,187	$500	$9	$28,602,732

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$140,972	$756,130	$1,009,885
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,454,936	1,574,226	1,854,071
Gain on sale of asset	—	(50,570)	—
Gain on sale of discontinued operations	—	—	(494,195)
Change in accounts receivable	177	38,091	(37,173)
Change in prepaid expenses and other assets	(1,207)	(18,645)	8,480
Change in lease intangibles	(18,552)	(41,260)	(24,225)
Change in accounts payable	17,548	(65,935)	71,187
Change in payables to related parties	69,241	(25,571)	27,204
Change in accrued liabilities	(104,591)	(301,742)	450,962
Cash provided by operating activities	1,558,524	1,864,724	2,866,196

Cash flows from investing activities
Purchases of property and equipment	—	(21,016)	(121,513)
Proceeds from sale of asset	—	93,917	—
Change in restricted cash	—	5,895,192	(5,895,192)
Proceeds from sale of discontinued operations	—	—	6,099,022
Cash provided by investing activities	—	5,968,093	82,317

Cash flows from financing activities
Distributions	(2,582,461)	(2,585,786)	(2,630,730)
Redemption of limited partnership units	(342,568)	(276,271)	(706,879)
Cash used in financing activities	(2,925,029)	(2,862,057)	(3,337,609)

Net change in cash and cash equivalents	(1,366,505)	4,970,760	(389,096)
Cash and cash equivalents at beginning of year	7,613,543	2,642,783	3,031,879
Cash and cash equivalents at end of year	$6,247,038	$7,613,543	$2,642,783

Supplemental disclosure:
Taxes paid	$14,112	$—	$—

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

As of December 31, 2008, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those wholly-owned properties to the tangible assets acquired, consisting of land and buildings, identified intangible assets, asset retirement obligations and

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

assumed liabilities based on their relative fair values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows:

Lease
Year Ending	Intangibles
2009	$647,730
2010	599,492
2011	459,378
2012	251,577
2013	137,424

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

As of December 31, 2008 and 2007, respectively, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases

Cost	$17,899,767	$5,408,591	$(388,070)
Less: depreciation and amortization	(2,753,685)	(2,793,251)	262,813
Net	$15,146,082	$2,615,340	$(125,257)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2007	Improvements	Intangibles	Leases

Cost	$17,902,967	$5,644,813	$(451,351)
Less: depreciation and amortization	(2,029,396)	(2,232,473)	241,189
Net	$15,873,571	$3,412,340	$(210,162)

Impairment of Long-Lived Assets

For real estate we wholly own, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

During 2008 and 2007, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.  There were no impairment charges for long-lived assets for the years ended December 31, 2008 and 2007 or 2006.

In evaluating our investments for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.  Determining if a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  However, if market conditions continue to deteriorate or management’s plans for certain properties change, write-downs may be required in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties.  We had no allowance for doubtful accounts at December 31, 2008, we had an allowance for doubtful accounts of $8,267 at December 31, 2007.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the year ended December 31, 2008, the total net decrease to rental revenue due to straight line rent adjustment was $9,376 and for the years ended December 31, 2007 and 2006, the total net increases to rental revenues due to straight-line rent adjustments were $55,534 and $25,492, respectively.  Our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the year ended December 31, 2008, we recognized a provision for current tax expense of approximately $12,800 and a deferred tax expense of approximately $350 related to the Texas margin tax.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents or restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Reportable Segments

Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2008, 2007 and 2006.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

3.             New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141 “Business Combinations” but retains the fundamental requirement that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. SFAS No. 141(R) applies the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to Statement 141, including a broader definition of a business, recognition requirements for contractual and certain noncontractual contingencies, gain recognition resulting from a bargain purchase and the requirement that acquisition related costs be expensed as incurred.  This statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, SFAS No. 141(R) will have a material effect on our accounting for any future acquisitions of properties as acquisition costs will no longer be capitalized, but will be expensed beginning January 1, 2009.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”).  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Our adoption of FAS 157, on January 1, 2008, did not have a material effect on our consolidated results of operations or financial position.  In February 2008, the FASB staff issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

years beginning after November 15, 2008.  We believe that the adoption of FSP FAS 157-2 will have no material effect on the disclosures related to non-financial assets and liabilities in our financial statements.

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

5.             Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2008 were as follows:

Year Ending December 31,	Amount
2009	$2,699,982
2010	2,374,668
2011	1,294,494
2012	639,446
2013	168,881
Thereafter	185,616
$7,363,087

The future base rental payments above are exclusive of contingent rental payments.  Rental revenue in 2008, 2007 and 2006 did not include any contingent revenue.

As of December 31, 2008, three of our tenants accounted for 10% or more of our aggregate annual rental revenues from our consolidated properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1,703,000, or approximately 44% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $862,000, or approximately 22% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $530,000, or approximately 14% of our aggregate annual rental revenues for the year ended December 31, 2008.  Our lease with Air Systems Components, LP expires on October 31, 2010.

6.             Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2008 and 2007:

	2008	2007
Property taxes	$621,324	$599,727
Tenant escrows	204,849	281,024
Audit fees	80,482	103,535
Miscellaneous	135,643	162,603
	$1,042,298	$1,146,889

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

7.             General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	2008	2007	2006
Auditing expense	$205,344	$125,918	$224,340
Transfer agent fees	54,700	43,140	50,176
Directors’ and officers’ insurance	25,907	39,153	37,428
Tax preparation fees	27,273	9,480	33,000
Advisory board fees	—	11,000	10,000
Legal expense	34,573	40,879	82,000
Sarbanes-Oxley fees	16,319	83,380	53,496
Printing fees	56,417	45,102	15,284
Advisor administrative services	119,720	—	—
Other	33,381	10,303	3,666
	$573,634	$408,355	$509,390

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

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In addition, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

The following are the distributions declared during the years ended December 31, 2008 and 2007.

	2008	2007
Fourth Quarter	$646,553	$651,736
Third Quarter	646,330	651,379
Second Quarter	643,182	645,067
First Quarter	644,649	637,604
	$2,580,714	$2,585,786

As of December 31, 2008 we had redeemed 157,354 units for $1,489,648 pursuant to our unit redemption program, which was terminated by our General Partners effective December 31, 2006.

9.             Related Party Arrangements

The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of our assets, and have received fees in the past in connection with the Offering.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors I since the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as “Property Manager”), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2008, 2007 and 2006, we incurred property management fees payable to our Property Manager or its affiliates of approximately $145,000, $158,000, and $207,000, respectively, of which approximately $49,000 is included in income from discontinued operations for the year ended December 31, 2006.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During the years ended December 31, 2008, 2007 and 2006 we incurred asset management fees of approximately $138,000, $140,000 and $166,000, respectively, of which approximately $30,000 is included in income from discontinued operations for the year ended December 31, 2006.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the year ended December 31, 2008 we incurred and expensed such costs for administrative services totaling $120,000.  We incurred and expensed no such costs for the year ended December 31, 2007.

At December 31, 2008, we had payables to related parties of approximately $94,000, which consisted of approximately $84,000 for direct expenses and services and approximately $10,000 for management fees payable to our Property Manager and Behringer Advisors I.  At December 31, 2007, we had payables to related parties of approximately $25,000 for management fees payable to our Property Manager and Behringer Advisors I.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such disposition fees for the years ended December 31, 2008, 2007 or 2006.

We are dependent on Behringer Advisors I and our Property Manager for certain services that are essential to us, including asset acquisition and disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

10.          Discontinued Operations

There was no discontinued operations during for the year ended December 31, 2008.   On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of $6,250,000.  We realized a gain on the sale of approximately $494,000 during the year ended December 31, 2006, which is classified as discontinued operations in the accompanying consolidated statements of operations.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Northpoint Property.  The following table summarizes the results of discontinued operations for the years ended December 31, 2007 and 2006:

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

	2007	2006

Rental revenue	$10,216	$1,274,055

Expenses
Property operating expenses	5,713	637,325
Real estate taxes	—	121,613
Property and asset management fees	—	78,926
Depreciation and amortization	—	316,211
Total expenses	5,713	1,154,075

Income from discontinued operations	$4,503	$119,980

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

As of December 31, 2008 and 2007, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimate presented herein is based on information available to management as of December 31, 2008 and 2007.  Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

12.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2008, 2007, and 2006, is recalculated as follows:

	2008	2007	2006

Net income for financial statement purposes	$140,972	$756,130	$1,009,885

Start-up and organizational costs	(35,234)	(35,234)	(38,917)
Bad debt expense	(8,267)	6,592	1,308
Straight line rent	9,376	(55,534)	25,492
Prepaid rent	(66,971)	(31,851)	5,170
Depreciation	(49,282)	(49,983)	(150,539)
Amortization	708,530	843,689	666,874
Gain	—	—	40,649
Other	—	16,130	(10,390)
Net income for income tax purposes	$699,124	$1,449,939	$1,549,532

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Notes to Consolidated Financial Statements

13.          Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Rental Revenues	$943,032	$968,392	$1,058,850	$895,313
Net income (loss) from continuing operations	26,613	(1,036)	136,169	(20,774)
Net income (loss)	$26,613	$(1,036)	$136,169	$(20,774)
Weighted average number of limited partnership units outstanding	4,309,444	4,297,774	4,275,187	4,275,187
Basic and diluted net income (loss) per limited partnership unit	$0.01	$—	$0.03	$(0.01)

	2007 Quarters Ended
	March 31	June 30	September 30	December 31

Rental Revenues	$1,075,702	$985,346	$1,072,854	$994,493
Net income from continuing operations	232,219	89,374	300,649	129,385
Income from discontinued operations	1,711	2,792	—	—
Net income	$233,930	$92,166	$300,649	$129,385
Weighted average number of limited partnership units outstanding	4,309,444	4,309,444	4,309,444	4,309,444
Basic and diluted net income per limited partnership unit	$0.05	$0.02	$0.07	$0.03

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Behringer Harvard Mid-Term Value Enhancement Fund I LP

Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 31, 2009; such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 31, 2009

Behringer Harvard  Mid Term Value Enhancement Fund I LP

Valuation and Qualifying Accounts

Schedule II

	Balance at Beginning of Year	Charged to Expenses (Recoveries)	Deductions	Balance at End of Year

Allowance for doubtful accounts as of December 31:

Year ended December 31, 2008	$8,267	$(5,933)	$2,334	$—

Year ended December 31, 2007	$1,675	$6,592	$—	$8,267

Year ended December 31, 2006	$367	$58,039	$56,731	$1,675

Behringer Harvard  Mid Term Value Enhancement Fund I LP

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2008

				Cost capitalized	Gross amount
		Initial cost		subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Hopkins	Minneapolis, MN	$786,232	$2,225,359	$36,866	$3,048,457	$429,823	1981	3/12/04	(1)
Tucson Way	Denver, CO	800,000	5,653,543	66,877	6,520,420	951,260	1985	10/19/04	(1)
2800 W. Mockingbird	Dallas, TX	2,556,653	3,099,949	40,780	5,697,382	471,109	1940	3/11/05	(1)
Parkway Vista	Dallas, TX	952,060	3,725,041	101,989	4,779,090	547,834	2002	6/8/05	(1)
ASC Building	Dallas, TX	586,567	2,917,911	31,452	3,535,930	353,659	2000	12/21/05	(1)
Totals (2)		$5,681,512	$17,621,803	$277,964	$23,581,279	$2,753,685

(1) Each of our buildings has a depreciable life of 25 years.

(2) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year ended	Year ended	Year ended
	December 31, 2008	December 31, 2007	December 31, 2006

Real Estate:
Balance at beginning of year	$23,584,479	$23,606,810	$29,177,119
Additions	—	21,016	121,513
Disposals and write-offs	(3,200)	—	—
Cost of real estate sold	—	(43,347)	(5,691,822)
Balance at end of the year	$23,581,279	$23,584,479	$23,606,810

Accumulated depreciation:
Balance at beginning of year	$2,029,396	$1,306,197	$819,337
Depreciation expense	724,289	723,199	883,677
Disposals	—	—	(396,817)
Balance at end of the year	$2,753,685	$2,029,396	$1,306,197

*****

Index to Exhibits

Exhibit Number	Description

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

10.4

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