Form 10-Q
period 2009-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2009-05-15
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
FORM 10-Q
Quarter Ended March 31, 2009

PART I
FINANCIAL INFORMATION

Item 1.                                Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2009	2008

Assets
Real estate
Land	$5,681,512	5,681,512
Buildings and improvements, net	14,994,727	15,146,082
Total real estate	20,676,239	20,827,594

Cash and cash equivalents	5,312,822	6,247,038
Accounts receivable, net	352,278	369,955
Prepaid expenses and other assets	41,903	45,171
Lease intangibles, net	2,742,252	2,615,340

Total assets	$29,125,494	$30,105,098

Liabilities and partners' capital
Liabilities
Accounts payable	$37,888	$22,881
Payables to related parties	77,122	94,070
Acquired below-market leases, net	106,918	125,257
Distributions payable	217,860	217,860
Accrued liabilities	701,500	1,042,298
Total liabilities	1,141,288	1,502,366

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,275,187 units issued and
outstanding at March 31, 2009 and
December 31, 2008	27,983,697	28,602,223
General partners	509	509
Total partners' capital	27,984,206	28,602,732
Total liabilities and partners' capital	$29,125,494	$30,105,098

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Rental revenue	$981,236	$943,032

Expenses
Property operating expenses	188,104	170,495
Real estate taxes	190,551	191,923
Property and asset management fees	72,709	66,339
General and administrative	181,313	153,580
Depreciation and amortization	346,552	388,923
Total expenses	979,229	971,260

Interest income	15,745	58,215
Income before income taxes	17,752	29,987

Provision for income taxes	3,781	3,374

Net income	$13,971	$26,613

Net income allocated to limited partners	$13,971	$26,613

Weighted average number of limited
partnership units outstanding	4,275,187	4,309,444

Basic and diluted net income per limited partnership unit	$-	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2008	$31,384,536	$-	4,309,444	$500	$6	$31,385,042

Redemption of units of limited
partnership interest	(342,568)		(34,257)			(342,568)

Distributions to limited partners	(2,439,745)	(140,969)				(2,580,714)

Net income		140,969			3	140,972

Balance as of December 31, 2008	28,602,223	-	4,275,187	500	9	28,602,732

Distributions to limited partners	(618,526)	(13,971)				(632,497)

Net income		13,971			-	13,971

Balance as of March 31, 2009	$27,983,697	$-	4,275,187	$500	$9	$27,984,206

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income	$13,971	$26,613
Adjustments to reconcile net income to net cash
flows (used in) provided by operating activities:
Depreciation and amortization	344,241	382,641
Change in accounts receivable	17,677	38,806
Change in prepaid expenses and other assets	3,268	3,777
Change in lease intangibles	(299,262)	-
Change in accounts payable	15,007	54,224
Change in payables to related parties	(16,948)	17,292
Change in accrued liabilities	(351,280)	(274,950)
Cash (used in) provided by operating activities	(273,326)	248,403

Cash flows used in investing activities
Purchases of property and equipment	(28,393)	-

Cash flows used in financing activities
Distributions	(632,497)	(644,650)

Net change in cash and cash equivalents	(934,216)	(396,247)
Cash and cash equivalents at beginning of period	6,247,038	7,613,543
Cash and cash equivalents at end of period	$5,312,822	$7,217,296

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

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of March 31, 2009, five of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 236,000 rentable square feet.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvesting the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

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

Until December 31, 2009 the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Beginning with fiscal year end 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

Notwithstanding the above, in February 2009 Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We are currently evaluating how we will assist broker-dealers with this requirement.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

As of May 8, 2009, we had 4,275,187 limited partnership units outstanding.

2.              Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of March 31, 2009, consolidated statements of equity, operations and cash flows for the three month periods ended March 31, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2009 and December 31, 2008 and the results of our operations and cash flows for the periods ended March 31, 2009 and 2008.  Such adjustments are of a normal recurring nature.

3.              Summary of Significant Accounting Policies

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141(R). Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Prior to January 1, 2009, we allocated the purchase price of real estate property we acquired in accordance with SFAS No. 142.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows:

Lease
Intangibles
April 1- December 31, 2009	$484,582
2010	599,492
2011	459,378
2012	249,189
2013	137,424

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2009	Improvements	Intangibles	Leases
Cost	$17,928,160	$5,718,334	$(388,070)
Less: depreciation and amortization	(2,933,433)	(2,976,082)	281,152

Net	$14,994,727	$2,742,252	$(106,918)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases
Cost	$17,899,767	$5,408,591	$(388,070)
Less: depreciation and amortization	(2,753,685)	(2,793,251)	262,813

Net	$15,146,082	$2,615,340	$(125,257)

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Impairment of Long-Lived Assets

For our real estate which is all wholly owned, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

During the first three months of 2009 and year 2008, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  There were no impairment charges for long-lived assets for the three months ended March 31, 2009 and 2008.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties.  We had no allowance for doubtful accounts at March 31, 2009 or December 31, 2008.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three months ended March 31, 2009 and 2008, the total net increases to rental revenues due to straight-line rent adjustments were approximately $26,000 and $500, respectively.  Our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2009, we recognized a provision for current tax expense of approximately $3,000 and a deferred tax expense of approximately $800 and for the three months ended March 31, 2008 we recognized a provision for current tax expense of approximately $3,600 and a deferred tax benefit of approximately $200 related to the Texas margin tax.

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

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

4.	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157-2 on January 1, 2009 and it had no material effect on our consolidated financial statements or the disclosures related to non-financial assets and liabilities in our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement replaces SFAS No. 141, “Business Combinations,” but retains the fundamental requirement that the acquisition method of accounting, or purchase method, be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement is broader in scope than that of SFAS No. 141, which applied only to business combinations in which control was obtained by transferring consideration.  SFAS No. 141(R) applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement also makes certain other modifications to SFAS No. 141, including a broader definition of a business and the requirement that acquisition related costs are expensed as incurred.  This Statement applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of SFAS 141(R) on January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination as defined in SFAS No. 141(R).  Therefore, if we make future acquisitions, SFAS No. 141(R) will have a material effect on our accounting, primarily as acquisition costs will no longer be capitalized, but will be expensed.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  We adopted the provisions of FSP SFAS 157-4 effective April 1, 2009, and it did not have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We plan to adopt FSP FAS 107-1 and APB 28-1 and provide the additional disclosure requirements for the quarter ending June 30, 2009.  We believe that the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on our financial statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

5.	Real Estate

We wholly owned the following five properties at March 31, 2009 and December 31, 2008:

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

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at March 31, 2009 was approximately $218,000.  The following are the distributions declared during the three months ended March 31, 2009 and 2008:

	2009	2008

First Quarter	$632,497	$644,649

7.	Related Party Arrangements

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the three months ended March 31, 2009 and 2008, we incurred property management fees payable to our Property Manager, of approximately $38,000 and $35,000, respectively.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During the three months ended March 31, 2009 and 2008, we incurred asset management fees of approximately $34,000 and $32,000, respectively.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the three months ended March 31, 2009 and 2008 we incurred and expensed such costs for administrative services totaling approximately $69,000 and $18,000, respectively.

At March 31, 2009, we had payables to related parties of approximately $77,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141(R).  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Prior to January 1, 2009, we allocated the purchase price of real estate property we acquired in accordance with SFAS No. 142.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Impairment of Long-Lived Assets

For our real estate which is all wholly owned, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Overview

At March 31, 2009 and 2008, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

Rental Revenue.  Rental revenue for the three months ended March 31, 2009 and 2008 was approximately $981,000 and $943,000, respectively and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The increase in rental revenue for the three months ended      March 31, 2009 was primarily due to the new leasing activity at Parkway Vista during the first quarter.  Management expects rental revenue to remain constant in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2009 and 2008 were approximately $188,000 and $170,000, respectively, and were comprised of expenses related to the daily operations of our properties.  The increase in property operating expenses is primarily due to new leasing activity at Parkway Vista during the first quarter of 2009.  Management expects property operating expenses to remain constant in near future.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2009 and 2008 were approximately $191,000 and $192,000, respectively.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the three months ended March 31, 2009 and 2008 were approximately $73,000 and $66,000, respectively.  The increase is primarily due to new leasing activity at Parkway Vista.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2009 and 2008 was approximately $181,000 and $154,000, respectively.  General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services from Behringer Advisors I, our general partner.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expenses.  Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 was approximately $347,000 and $389,000, respectively, and was comprised of depreciation and amortization of buildings and real estate intangibles associated with our five properties.  The decrease in depreciation and amortization expense is primarily due to decreased amortization as a result of the write-off of intangibles in conjunction with the expiration of leases at Parkway Vista during 2008.

Interest Income.  Interest income for the three months ended March 31, 2009 and 2008 was approximately $16,000 and $58,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates.

Cash Flow Analysis

At March 31, 2009 and  2008, we wholly owned five properties.

Cash used in operating activities for the three months ended March 31, 2009 was approximately $273,000 and was comprised of net income of approximately $14,000, adjusted for depreciation and amortization of approximately $344,000, partially offset by a change in lease intangibles of approximately $300,000 and changes in working capital accounts of approximately $332,000.  Cash provided by operating activities for the three months ended March 31, 2008 of approximately $248,000 was comprised of net income of approximately $27,000, adjusted for depreciation and amortization of approximately $383,000, partially offset by changes in working capital accounts of approximately $161,000.

Cash used in investing activities for the three months ended March 31, 2009 was approximately $28,000 and was comprised of purchases of property and equipment for our properties.  There was no investing activity for the three months ended March 31, 2008.

Cash used in financing activities consisted of distributions for the three months ended March 31, 2009 and 2008 of approximately $632,000 and $645,000, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $5.3 million at March 31, 2009.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and available cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

The distributions paid in the three months ended March 31, 2009 and 2008 were approximately $632,000 and $645,000, respectively.  For the three months ended March 31, 2009, we had negative cash flow from operating activities of approximately $273,000.  For the three months ended March 31, 2008, we generated cash flow from operating activities of approximately $248,000.  Accordingly, cash amounts distributed to our limited partners in 2009 exceeded cash flow from operating activities and were therefore funded from cash on hand.  For the three months ended March 31, 2008, cash amounts distributed to our limited partners exceeded cash flow from operating activities by approximately $397,000, which difference was funded from cash on hand.

The amount by which distributions paid exceeded cash flow from operating activities increased approximately $508,000 during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  This increase is primarily due to the following activities in 2009, leasing commissions paid in conjunction with the renewal of tenant leases; a decrease in interest income earned; and changes in working capital.

The turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  Fortunately, we have limited exposure to the currently malfunctioning credit markets.  We have no exposure to money market mutual funds.  We monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.  We also have no outstanding debt.  However, the continued economic downturn and lack of available credit could delay or inhibit our ability to dispose of our properties, or cause us to have to dispose of our properties for a lower than anticipated return.  As a result, our current objective is to preserve capital and sustain property values while selectively disposing of our properties.

As of March 31, 2009, our portfolio was 95.2% leased as compared to 93.6% as of March 31, 2008. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, only 1.4% is due to expire in the next 12 months.  In addition, we collected 100% of our base rent from our tenants for the first quarter 2009, a good indication of credit quality and stability.

We expect to meet our future short-term operating liquidity requirements through cash provided by the operations of our current properties.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and a portion of the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand as a result of proceeds from the sale of the Northpoint Property in 2006.  Other potential future sources of capital include proceeds from the sale or properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes, property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three months ended March 31, 2009 and 2008 are presented below:

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Rental revenue	$981,236	$943,032

Operating expenses
Property operating expenses	188,104	170,495
Real estate taxes	190,551	191,923
Property and asset management fees	72,709	66,339
Less: Asset management fees	(34,406)	(31,760)
Total operating expenses	416,958	396,997

Net operating income	$564,278	$546,035

Reconciliation of NOI to Net Income
Net operating income	$564,278	$546,035

Less: General and administrative	(181,313)	(153,580)
Depreciation and amortization	(346,552)	(388,923)
Asset management fees	(34,406)	(31,760)
Provision for income taxes	(3,781)	(3,374)
Add: Interest income	15,745	58,215

Net income	$13,971	$26,613

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2009 and 2008 are presented below:

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Net income	$13,971	$26,613

Depreciation and amortization	346,552	388,923
Less: Capital improvements	(28,393)	-

Net cash from operations	$332,130	$415,536

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us, or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

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

We do not have any off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of March 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the first quarter of 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: May 15, 2009	By:	/s/ Gary S. Bresky
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