Form 10-Q
period 2009-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2009-08-14
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Quarter Ended June 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.                        Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	June 30,	December 31,
	2009	2008
Assets
Real estate
Land	$5,682	$5,682
Buildings and improvements, net	14,940	15,146
Total real estate	20,622	20,828

Cash and cash equivalents	5,010	6,247
Accounts receivable, net	369	370
Prepaid expenses and other assets	20	45
Lease intangibles, net	2,558	2,615
Total assets	$28,579	$30,105

Liabilities and partners' capital
Liabilities
Accounts payable	$10	$23
Payables to related parties	47	94
Acquired below-market leases, net	89	125
Distributions payable	211	218
Accrued liabilities	802	1,042
Total liabilities	1,159	1,502

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,275,187 units issued and
outstanding at June 30, 2009 and
December 31, 2008	27,419	28,602
General partners	1	1
Total partners' capital	27,420	28,603
Total liabilities and partners' capital	$28,579	$30,105

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three Months	Three Months	Six Months	Six Months
	ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Rental revenue	$1,024	$968	$2,005	$1,911

Expenses
Property operating expenses	216	246	404	416
Real estate taxes	177	194	368	386
Property and asset management fees	73	73	146	139
General and administrative	126	135	306	288
Depreciation and amortization	370	356	717	745
Total expenses	962	1,004	1,941	1,974

Interest income	12	38	28	96
Income before income taxes	74	2	92	33

Provision (benefit) for income taxes	(1)	3	3	7
Net income (loss)	$75	$(1)	$89	$26

Net income (loss) allocated to limited partners	$75	$(1)	$89	$26

Weighted average number of limited
partnership units outstanding	4,275	4,298	4,275	4,304

Basic and diluted net income per limited partnership unit	$0.02	$-	$0.02	$0.01

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2008	$31,384	$-	4,309	$1	$-	$31,385

Redemption of units of limited
partnership interest	(342)		(34)			(342)

Distributions to limited partners	(2,440)	(141)				(2,581)

Net income		141			-	141

Balance as of December 31, 2008	28,602	-	4,275	1	-	28,603

Distributions to limited partners	(1,183)	(89)				(1,272)

Net income		89			-	89

Balance as of June 30, 2009	$27,419	$-	4,275	$1	$-	$27,420

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income	$89	$26
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation and amortization	713	734
Change in accounts receivable	1	84
Change in prepaid expenses and other assets	25	28
Change in lease intangibles	(314)	(1)
Change in accounts payable	(13)	72
Change in payables to related parties	(47)	(44)
Change in accrued liabilities	(305)	(401)
Cash provided by operating activities	149	498

Cash flows used in investing activities
Purchases of property and equipment	(107)	-

Cash flows used in financing activities
Distributions	(1,279)	(1,297)

Net change in cash and cash equivalents	(1,237)	(799)
Cash and cash equivalents at beginning of period	6,247	7,614
Cash and cash equivalents at end of period	$5,010	$6,815

Supplemental disclosure:
Taxes paid	$10	$14

Non-cash investing activities:
Property and equipment additions and purchases
of real estate in accrued liabilities	$55	$-

Non-cash financing activities:
Redemption in accrued liabilities	$-	$343

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

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of June 30, 2009, five of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 236,000 rentable square feet.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvest the sales proceeds in properties that fall within our investment objectives and investment criteria.  We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

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

       Organization

On February 19, 2003, we commenced the Offering at a price of $10 per unit.  The Offering was terminated on February 2005.  As of August 7, 2009, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet and consolidated statement of partners’ capital as of June 30, 2009, consolidated statements of operations and cash flows for the periods ended June 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2009 and December 31, 2008 and the results of our operations and cash flows for the periods ended June 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, which is the date the financial statements were issued.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets and asset retirement obligations based on their relative fair values in accordance with SFAS No. 141(R) “Business Combinations.” Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Prior to January 1, 2009, we allocated the purchase price of real estate property we acquired in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets.”  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows (in thousands):

Lease
Intangibles
July 1, 2009 - December 31, 2009	$322
2010	599
2011	459
2012	249
2013	137

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
As of June 30, 2009	Improvements	Intangibles	Leases

Cost	$18,062	$5,726	$(388)
Less: depreciation and amortization	(3,122)	(3,168)	299
Net	$14,940	$2,558	$(89)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases

Cost	$17,900	$5,408	$(388)
Less: depreciation and amortization	(2,754)	(2,793)	263
Net	$15,146	$2,615	$(125)

Impairment of Long-Lived Assets

For our real estate, which is all wholly owned, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

During the first six months of 2009 and the year 2008, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  There were no impairment charges for long-lived assets for the three and six months ended June 30, 2009 and 2008.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties. Our allowance for doubtful accounts associated with accounts receivable was not material at June 30, 2009.  We had no allowance for doubtful accounts at  December 31, 2008.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the six months ended June 30, 2009 was approximately $86,000.  The total net decrease to rental revenue due to straight-line rent adjustments for the six months ended June 30, 2008 was approximately $1,600.  Our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the six months ended June 30, 2009, we recognized a provision for current tax expense of approximately $2,700 and a deferred tax expense of approximately $400 and for the six months ended June 30, 2008 we recognized a provision for current tax expense of approximately $6,400, and a deferred tax expense of approximately $300, related to the Texas margin tax.

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

Concentration of Credit Risk

We have cash and cash equivalents in excess of federally insured levels on deposit in financial institutions.  We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents and have no restricted cash.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guarantee Program through December 31, 2009.

Reportable Segments

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments.  We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for six months ended June 30, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delayed the effective date of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We adopted SFAS 157-2 on January 1, 2009 and it had no material effect on our consolidated financial statements or the disclosures related to non-financial assets and liabilities in our financial statements.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157.  This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  The scope of this FSP does not include assets and liabilities measured under level 1 inputs.  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The adoption of the provisions of FSP SFAS 157-4 for the quarter ended June 30, 2009 did not have a material impact on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information.  This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.  We adopted the provisions of FSP FAS 107-1 and APB 28-1 for the quarter ended June 30, 2009 and we have included the additional disclosure information required within Note 5, “Fair Value of Financial Instruments”.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements.  See Note 2, “Interim Unaudited Financial Information”.

5.	Fair Value of Financial Instruments

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

As of June 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimates presented herein are based on information available to management as of June 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

6.	Real Estate

We wholly owned the following five properties at June 30, 2009 and December 31, 2008:

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

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at June 30, 2009 was $211,000.  The following are the total distributions declared during the first two quarters of 2009 and 2008 (in thousands):

	2009	2008

Second Quarter	$640	$643
First Quarter	632	645
	$1,272	$1,288

8.	Related Party Arrangements

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2009 and 2008, we incurred property management fees payable to our Property Manager, of approximately $77,000 and $73,000, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During the six months ended June 30, 2009 and 2008, we incurred asset management fees of approximately $69,000 and $66,000, respectively.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the six months ended June 30, 2009 and 2008 we incurred and expensed such costs for administrative services totaling approximately $95,000 and $46,000, respectively.

At June 30, 2009, we had payables to related parties of approximately $47,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

Impairment of Long-Lived Assets

For our real estate, which is all wholly owned, management monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

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

Overview

               During 2008 and the first six months of 2009, the U.S. and global economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  Our portfolio is currently comprised of five buildings of which four are occupied by single tenants with long-term leases.  As a result, we believe that we have reduced our exposure to the economic downturn.

At June 30, 2009 and 2008, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

Rental Revenue.  Rental revenue for the three months ended June 30, 2009 and 2008 was $1.0 million and $968,000, respectively and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The increase in rental revenue for the three months ended June 30, 2009 was primarily due to new leasing activity at Parkway Vista.  Management expects rental revenue to remain constant in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2009 and 2008 were $216,000 and $246,000, respectively, and were comprised of expenses related to the daily operations of our properties. The decrease in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during 2008.  Management expects property operating expenses to remain constant in the near future.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2009 and 2008 were $177,000 and $194,000, respectively.  The decrease in real estate taxes for the three months ended June 30, 2009 is due to a decrease in valuations by taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the three months ended June 30, 2009 and 2008 were $73,000. Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2009 and 2008 were $126,000 and $135,000, respectively. General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 were $370,000 and $356,000, respectively, and were comprised of depreciation and amortization of buildings and real estate intangibles associated with our five properties.  The increase in depreciation and amortization expense is primarily due to capital expenditures as a result of new leasing activity at Parkway Vista during three months ended June 30, 2009.

Interest Income.  Interest income for the three months ended June 30, 2009 and 2008 was $12,000 and $38,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

Rental Revenue.  Rental revenue for the six months ended June 30, 2009 and 2008 was $2.0 million and $1.9 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. The increase was primarily due to new leasing activity at Parkway Vista.  Management expects rental revenue to remain constant in the near future.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2009 and 2008 were $404,000 and $416,000, respectively, and were comprised of expenses related to the daily operations from our properties.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2009 and 2008 were $368,000 and $386,000 respectively.  The decrease in real estate taxes for the six months ended in June 30, 2009 is due to the decrease in valuations by taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the six months ended June 30, 2009 and 2008 were $146,000 and $139,000, respectively.  The increase is due to higher property management fees with the new leasing activity at Parkway Vista.  Management expects property and asset management fees to remain relatively constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2009 and 2008 were $306,000 and $288,000 respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services from Behringer Advisors, our general partner.  Management expects general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 were $717,000 and $745,000, respectively, and were comprised of depreciation and amortization of buildings and intangibles at our five properties.  The decrease in depreciation and amortization expense is primarily due to accelerated amortization of intangibles as a result of the expiration of leases at Parkway Vista during 2008.

Interest Income.  Interest income for the six months ended June 30, 2009 and 2008 was $28,000 and $96,000, respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2009 was $149,000 and was comprised of net income of $89,000, adjusted for depreciation and amortization of $713,000, partially offset by a change in lease intangibles of $314,000 and changes in working capital accounts of $339,000.  Cash provided by operating activities for the six months ended June 30, 2008 of $498,000 was primarily comprised of net income of $26,000, adjusted for depreciation and amortization of $734,000, partially offset by changes in working capital accounts of $261,000.

Cash used in investing activities for the six months ended June 30, 2009 was $107,000 and was comprised of purchases of property and equipment for our properties.  There was no investing activity for the six months ended June 30, 2008.

Cash used in financing activities consisted of distributions for each of the six months ended June 30, 2009 and 2008 of $1.3 million.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $5.0 million at June 30, 2009.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and available cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

The distributions paid in each of the six months ended June 30, 2009 and 2008 were approximately $1.3 million.  For the six months ended June 30, 2009, we had cash flow from operating activities of $149,000.  For the six months ended June 30, 2008, we generated cash flow from operating activities of $498,000.  For the six months ended June 30, 2009 and 2008, cash amounts distributed to our limited partners exceeded cash flow from operating activities by approximately $1.1 million and $799,000, respectively, which difference was funded from cash on hand.

The amount by which distributions paid exceeded cash flow from operating activities increased approximately $331,000 during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  This increase is primarily due to the following activities in 2009: leasing commissions paid in conjunction with new tenant leases; a decrease in interest income earned; and changes in working capital.

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

As of June 30, 2009, our portfolio was 95% leased as compared to 94% as of June 30, 2008. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, only 1.01% is due to expire in the next 12 months.  In addition, we collected 100% of our base rent from our tenants for the second quarter 2009, a good indication of credit quality and stability.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Rental revenue	$1,024	$968	$2,005	$1,911

Operating expenses
Property operating expenses	216	246	404	416
Real estate taxes	177	194	368	386
Property and asset management fees	73	73	146	139
Less: Asset management fees	(34)	(35)	(69)	(66)
Total operating expenses	432	478	849	875

Net operating income	$592	$490	$1,156	$1,036

Reconciliation of NOI to Net income
Net operating income	$592	$490	$1,156	$1,036

Less: General and administrative	(126)	(135)	(306)	(288)
Depreciation and amortization	(370)	(356)	(717)	(745)
Asset management fees	(34)	(35)	(69)	(66)
Provision (benefit) for income taxes	1	(3)	(3)	(7)
Add: Interest income	12	38	28	96

Net income (loss)	$75	$(1)	$89	$26

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and six months ended June 30, 2009 and 2008 are presented below (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net income (loss)	$75	$(1)	$89	$26

Depreciation and amortization	370	356	717	745
Less: Capital improvements	(79)	-	(107)	-

Net cash from operations	$366	$355	$699	$771

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of June 30,  2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended     June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No matters were submitted to a vote of security holders during the second quarter of 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: August 14, 2009	By:	/s/ Gary S. Bresky
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