Form 10-Q
period 2009-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2009-11-13
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Quarter Ended September 30, 2009

PART I
FINANCIAL INFORMATION

Item 1.            Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	September 30,	December 31,
	2009	2008
Assets
Real estate
Land	$5,682	$5,682
Buildings and improvements, net	14,756	15,146
Total real estate	20,438	20,828

Cash and cash equivalents	4,663	6,247
Accounts receivable, net	477	370
Prepaid expenses and other assets	59	45
Lease intangibles, net	2,382	2,615
Total assets	$28,019	$30,105

Liabilities and partners' capital
Liabilities
Accounts payable	$-	$23
Payables to related parties	87	94
Acquired below-market leases, net	70	125
Distributions payable	211	218
Accrued liabilities	846	1,042
Total liabilities	1,214	1,502

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized; 4,275,187 units issued and outstanding at September 30, 2009 and December 31, 2008	26,804	28,602
General partners	1	1
Total partners' capital	26,805	28,603
Total liabilities and partners' capital	$28,019	$30,105

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three Months	Three Months	Nine months	Nine months
	ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Rental revenue	$958	$1,059	$2,963	$2,970

Expenses
Property operating expenses	238	234	642	650
Real estate taxes	121	177	489	563
Property and asset management fees	64	73	210	212
General and administrative	154	114	460	402
Depreciation and amortization	358	357	1,075	1,102
Total expenses	935	955	2,876	2,929

Interest income	11	36	39	132
Income before income taxes	34	140	126	173

Provision for income taxes	3	4	6	11
Net income	$31	$136	$120	$162

Net income allocated to limited partners	$31	$136	$120	$162

Weighted average number of limited
partnership units outstanding	4,275	4,275	4,275	4,294

Basic and diluted net income per limited partnership unit	$0.01	$0.03	$0.03	$0.04

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2008	$31,384	$-	4,309	$1	$-	$31,385

Redemption of units of limited
partnership interest	(342)		(34)			(342)

Distributions to limited partners	(2,440)	(141)				(2,581)

Net income		141			-	141

Balance as of December 31, 2008	28,602	-	4,275	1	-	28,603

Distributions to limited partners	(1,798)	(120)				(1,918)

Net income		120			-	120

Balance as of September 30, 2009	$26,804	$-	4,275	$1	$-	$26,805

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net income	$120	$162
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation and amortization	1,068	1,085
Change in accounts receivable	(107)	(23)
Change in prepaid expenses and other assets	(14)	(8)
Change in lease intangibles	(338)	(1)
Change in accounts payable	(23)	5
Change in payables to related parties	(7)	57
Change in accrued liabilities	(196)	(346)
Cash provided by operating activities	503	931

Cash flows used in investing activities
Purchases of property and equipment	(162)	-

Cash flows used in financing activities
Distributions	(1,925)	(1,944)
Redemption of limited partnership units	-	(342)
Cash used in financing activities	(1,925)	(2,286)

Net change in cash and cash equivalents	(1,584)	(1,355)
Cash and cash equivalents at beginning of period	6,247	7,614
Cash and cash equivalents at end of period	$4,663	$6,259

Supplemental disclosure:
Taxes paid	$10	$14

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

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of September 30, 2009, five of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 236,000 rentable square feet.  We are not currently seeking to purchase any additional properties for our portfolio; however, in limited circumstances, we may purchase properties as a result of selling one or more of the properties we currently hold and reinvest the sales proceeds in properties that fall within our investment objectives and investment criteria. We are not limited to investments in institutional quality office properties.  We may invest in other commercial properties, such as shopping centers, business and industrial parks, manufacturing facilities, warehouse and distribution facilities, in order to reduce overall portfolio risk or enhance overall portfolio returns if our General Partners determine that it would be advantageous to do so.  In addition, our General Partners may determine that it would be advantageous to acquire commercial properties other than institutional quality office properties in order to diversify our portfolio or in order to respond to changes in the real estate market.  We may also invest in commercial properties that are not preleased to such tenants or in other types of commercial properties such as hotels or motels.

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

       Organization

On February 19, 2003, we commenced the Offering at a price of $10 per unit.  The Offering was terminated in February 2005.  As of November 6, 2009, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

Until December 31, 2009 the value of our units will be deemed to be $10, as adjusted for any special distributions, and no valuation or appraisal of our units will be performed.  Beginning with fiscal year end 2009, we will prepare annual valuations of our units based upon the estimated amount a limited partner would receive if all Partnership assets were sold for their estimated values as of the close of our fiscal year and all proceeds from such sales, without reduction for selling expenses, together with any funds held by the Partnership, were distributed to the limited partners upon liquidation.  Such estimated property values will be based upon annual valuations performed by the General Partners, and the General Partners are not required to obtain independent property appraisals.  While the General Partners are required under the Partnership Agreement to obtain the opinion of an independent third party stating that their estimates of value are reasonable, the unit valuations provided by the General Partners may not satisfy the technical requirements imposed on plan fiduciaries under the Employee Retirement Income Security Act (“ERISA”).  Similarly, the unit valuations provided by the General Partners may be subject to challenge by the Internal Revenue Service if used for any tax (income, estate and gift or otherwise) valuation purpose as an indicator of the fair value of the units.

In February 2009, the Financial Industry Regulatory Authority (“FINRA”) released Regulatory Notice 09-09.  This notice confirms that National Association of Securities Dealers (“NASD”) Rule 2340(c)(2) prohibits broker-dealers that are required to report an estimated value per unit for direct participation programs on customer account statements from using a per unit estimated value developed from data that is more than 18 months old.  Since our offering has been completed for more than 18 months, this would mean that broker-dealers that participated in our offering could not use the last price paid to acquire a limited partnership unit in our public offering as the estimated value per unit of our limited partnership units on customer account statements.  We currently anticipated that our valuation process we describe above will assist broker-dealers with this requirement.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of September 30, 2009, consolidated statements of partners’ capital, operations and cash flows for the nine month periods ended September 30, 2009 and 2008 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2009 and December 31, 2008 and the results of our operations and cash flows for the periods ended September 30, 2009 and 2008.  Such adjustments are of a normal recurring nature.

We have evaluated subsequent events after the balance sheet date of September 30, 2009 through November 13, 2009, which is the date the financial statements were issued.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations based on their relative fair values.  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2009 and for each of the following four years ended December 31 is as follows (in thousands):

October 1, 2009 - December 31, 2009	$160
2010	599
2011	459
2012	249
2013	137

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
As of September 30, 2009	Improvements	Intangibles	Leases

Cost	$18,062	$5,740	$(388)
Less: depreciation and amortization	(3,306)	(3,358)	318
Net	$14,756	$2,382	$(70)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases

Cost	$17,900	$5,408	$(388)
Less: depreciation and amortization	(2,754)	(2,793)	263
Net	$15,146	$2,615	$(125)

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

During the first nine months of 2009 and the year 2008, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  We recognized no impairment charges for long-lived assets for the three and nine months ended September 30, 2009 and 2008.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties. Our allowance for doubtful accounts associated with accounts receivable was not material at September 30, 2009.  We had no allowance for doubtful accounts at December 31, 2008.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  The total net increase to rental revenues due to straight-line rent adjustments for the nine months ended September 30, 2009 was approximately $126,000.  The total net decrease to rental revenue due to straight-line rent adjustments for the nine months ended September 30, 2008 was approximately $4,000.  Our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the nine months ended September 30, 2009, we recognized a provision for current tax expense of approximately $5,500 and a deferred tax expense of approximately $600 and for the nine months ended September 30, 2008, we recognized a provision for current tax expense of approximately $10,000, and a deferred tax expense of approximately $500, related to the Texas margin tax.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the three and nine months ended September 30, 2009 and 2008.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

4.           New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on fair value measurements.  This guidance establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and requires additional disclosures about fair value measurements.  It applies only to fair value measurements that are already required or permitted by other accounting standards.  In February 2008, the FASB staff issued authoritative guidance deferring the effective date of the fair value guidance for all non-financial assets and liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The implementation of this standard on January 1, 2009 did not have a material impact on our consolidated financial position and results of operations.

In December 2007, the FASB issued new guidance on business combinations.  The new standard provides revised guidance on how acquirors recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination.  This standard applies the same method of accounting (the acquisition method) to all transactions and other events in which one entity obtains control over one or more other businesses.  It also includes a broader definition of a business and the requirement that acquisition related costs are expensed as incurred and applies to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the provisions of this standard on January 1, 2009.  The acquisition of a real estate property has been determined to meet the definition of a business combination under the new standard.  Therefore, if we make future acquisitions, this standard will have a material effect on our accounting, primarily as acquisition costs will no longer be capitalized, but will be expensed.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This accounting guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance on June 30, 2009 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance requiring an entity to provide disclosures about fair value of financial instruments in interim financial information.  This guidance is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We implemented this guidance on June 30, 2009 and have included the additional disclosure information required within Note 5, “Fair Value of Financial Instruments.”

In May 2009, the FASB issued new guidance on subsequent events.  The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether the date represents the actual date the financial statements were issued or were available to be issued.  The implementation of this standard had no material impact on our consolidated financial statements.  See Note 2, “Interim Unaudited Financial Information.”

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard on September 30, 2009 did not have a material impact on our consolidated financial position and results of operations.

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

As of September 30, 2009 and December 31, 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimates presented herein are based on information available to management as of September 30, 2009 and December 31, 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.           Real Estate

We wholly owned the following five properties at September 30, 2009 and December 31, 2008:

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings of 25 years.

7.            Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10 per unit.  We record all distributions when declared.  Distributions payable at September 30, 2009 was $211,000.  The following are the total distributions declared during the first three quarters of 2009 and 2008 (in thousands):

	2009	2008

Third Quarter	$646	$646
Second Quarter	640	643
First Quarter	632	645

	$1,918	$1,934

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the nine months ended September 30, 2009 and 2008, we incurred property management fees payable to our Property Manager, of approximately $107,000 and $109,000, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During each of the nine months ended September 30, 2009 and 2008, we incurred asset management fees of approximately $103,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us, including the costs of goods, services or materials used by us and the salaries and benefits of persons employed by these entities and performing services for us; provided, however, no reimbursement is made for costs of personnel to the extent the advisor receives a separate fee for their services.  For the nine months ended September 30, 2009 and 2008 we incurred and expensed such costs for administrative services totaling approximately $136,000 and $57,000, respectively.

At September 30, 2009, we had payables to related parties of approximately $87,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-Q include changes in general economic conditions, changes in real estate conditions, construction costs that may exceed estimates, construction delays, increases in interest rates, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, the potential need to fund tenant improvements or other capital expenditures out of operating cash flows and our inability to realize value for limited partners upon disposition of our assets.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Quarterly Report on Form 10-Q for the period ended September 30, 2009 and our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 31, 2009.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, asset retirement obligations based on their relative fair values.  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Overview

               During 2008 and the first nine months of 2009, the U.S. and global economies continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  However, our portfolio is un-leveraged and currently comprised of five buildings, four of which are 100% occupied by single tenants.  Therefore, we believe our exposure to the economic downturn is minimal.

At September 30, 2009 and 2008, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

Three months ended  September 30, 2009 as compared to the three months ended September 30, 2008

Rental Revenue.  Rental revenue for the three months ended September 30, 2009 and 2008 was $1.0 million and $1.1 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The decrease in rental revenue for the three months ended September 30, 2009 was primarily due to a reduction in the amount of expense reimbursements from tenants.  Management expects rental revenue to remain constant in the near future.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2009 and 2008 were $238,000 and $234,000, respectively, and were comprised of expenses related to the daily operations of our properties. Management expects property operating expenses to remain constant in the near future.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2009 and 2008 were $121,000 and $177,000, respectively.  The decrease in real estate taxes for the three months ended September 30, 2009 is due to a decrease in valuations by taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the three months ended September 30, 2009 and 2008 were $64,000 and $73,000 respectively. Management expects property and asset management fees to remain constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2009 and 2008 were $154,000 and $114,000, respectively. General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services from Behringer Advisors I, our general partner.  Management expects general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $358,000 and $357,000, respectively, and were comprised of depreciation and amortization of buildings and real estate intangibles associated with our five properties.  Management expects future depreciation and amortization expense to remain relatively constant.

Interest Income.  Interest income for the three months ended September 30, 2009 and 2008 was $11,000 and $36,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates on cash deposits.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

Rental Revenue.  Rental revenue for each of the nine months ended September 30, 2009 and 2008 was $3.0 million and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases. Management expects rental revenue to remain constant in the near future.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2009 and 2008 were $642,000 and $650,000, respectively, and were comprised of expenses related to the daily operations from our properties. Management anticipates the property and operating expenses will remain relatively unchanged in the near future.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2009 and 2008 were $489,000 and $563,000 respectively.  The decrease in real estate taxes for the nine months ended September 30, 2009 is due to a decrease in valuations by taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.  Property and asset management fees for the nine months ended September 30, 2009 and 2008 were $210,000 and $212,000, respectively.  Management expects property and asset management fees to remain constant in future periods.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2009 and 2008 were $460,000 and $402,000 respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services from Behringer Advisors I, our general partner.  Management expects general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for each of the nine months ended September 30, 2009 and 2008 was $1.1 million, and was comprised of depreciation and amortization of buildings and intangibles at our five properties.  Management expects depreciation and amortization expenses to remain relatively constant in the near future.

Interest Income.  Interest income for the nine months ended September 30, 2009 and 2008 was $39,000 and $132,000, respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates on cash deposits.

Cash Flow Analysis

Cash provided by operating activities for the nine months ended September 30, 2009 was $503,000 and was comprised of net income of $120,000, adjusted for depreciation and amortization of $1.1 million, partially offset by a change in lease intangibles of $338,000 and changes in working capital accounts of $347,000.  Cash provided by operating activities for the nine months ended September 30, 2008 of $931,000 was primarily comprised of net income of $162,000, adjusted for depreciation and amortization of $1.1 million, partially offset by changes in working capital accounts of $314,000.

Cash used in investing activities for the nine months ended September 30, 2009 was $162,000 and was comprised of purchases of property and equipment for our properties.  There was no investing activity for the nine months ended September 30, 2008.

Cash used in financing activities consisted of distributions of $1.9 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2008 cash used in financing activities was approximately $2.3 million and consisted of distributions of approximately $2.0 million and redemptions of approximately $342,000.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $4.7 million at September 30, 2009.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and available cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

               The distributions paid in the nine months ended September 30, 2009 were approximately $1.9 million.  For the nine months ended September 30, 2009, we had cash flow from operating activities of $503,000.  For the nine months ended September 30, 2008, we generated cash flow from operating activities of $931,000.  For the nine months ended September 30, 2009 and 2008, cash amounts distributed to our limited partners exceeded cash flow from operating activities by approximately $1.4 million and $1.0 million, respectively, which difference was funded from cash on hand.

The amount by which distributions paid exceeded cash flow from operating activities increased approximately $410,000 during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  This increase is primarily due to the following activities in 2009: leasing commissions paid in conjunction with new tenant leases and a decrease in interest income earned.

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

As of September 30, 2009, our portfolio was 95% leased as compared to 94% as of September 30, 2008. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, 32% is due to expire in the next 12 months and we have already begun the process of finding new tenants to fill those vacancies.  In addition, we collected 100% of our base rent from our tenants for the third quarter 2009, which is a good indication of credit quality and stability.

We expect to meet our future short-term operating liquidity requirements through cash provided by the operations of our current properties and available cash on hand.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and a portion of the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand from the proceeds from the sale of the Northpoint Property in 2006.  Other potential future sources of capital include proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

		Three months	Three months	Nine months	Nine months
		ended	ended	ended	ended
		September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Rental revenue		$958	$1,059	$2,963	$2,970

Operating expenses
	Property operating expenses	238	234	642	650
	Real estate taxes	121	177	489	563
	Property and asset management fees	64	73	210	212
	Less: Asset management fees	(34)	(37)	(103)	(103)
Total operating expenses		389	447	1,238	1,322

Net operating income		$569	$612	$1,725	$1,648

Reconciliation of NOI to Net income
Net operating income		$569	$612	$1,725	$1,648

Less:	General and administrative	(154)	(114)	(460)	(402)
	Depreciation and amortization	(358)	(357)	(1,075)	(1,102)
	Asset management fees	(34)	(37)	(103)	(103)
	Provision for income taxes	(3)	(4)	(6)	(11)
Add:	Interest income	11	36	39	132

Net income		$31	$136	$120	$162

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2009 and 2008 are presented below (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net income	$31	$136	$120	$162

Depreciation and amortization	358	357	1,075	1,102
Less: Capital improvements	(55)	-	(162)	-

Net cash from operations	$334	$493	$1,033	$1,264

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

Item 4T.            Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of September 30,  2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                 Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.              Risk Factors.

                The following risk factors supplement the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008;

Until we generate sufficient cash flow from operating activities to cover distributions to our unitholders, we may make distributions from other sources, which may negatively impact our ability to sustain or pay distributions.

                Distributions are authorized at the discretion of our General Partners based on their analysis of our earnings, cash flow, anticipated cash flow, capital expenditure requirements, general financial condition and other factors that our General Partners deems relevant.  Actual cash available for distribution may vary substantially from estimates.  In addition, to the extent we have significant capital requirements for our properties, our ability to make distributions may be negatively impacted. If cash flow from operating activities is not sufficient to fully fund the payment of distributions, the level of our distributions may not be sustainable and some or all of our distributions will be paid from other sources.  Historically, the amount of our declared distributions has exceeded our cash flow from operating activities.  From time to time, our advisor and its affiliates may agree, but are not required, to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our unitholders.

Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

The global financial markets have undergone pervasive and fundamental disruptions.  This volatility has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in the weakening of the U.S. and global economies.  Our business has been and may continue to be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets.  These conditions, or similar conditions existing in the future, may have the following consequences:

•
the financial condition of our tenants has been and may continue to be adversely affected, which may result in us having to increase tenant concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels, or which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

•
 significant job losses in the financial and professional services industries may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties;

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to sustain the current level of our distributions or that the amount of distributions will increase over time.  If the conditions continue, our General Partners may determine to reduce our current distribution rate or suspend distributions altogether in order to conserve cash.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the third quarter of 2009.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: November 13, 2009	By:	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer
(Principal Financial Officer)

Index to Exhibits

Exhibit Number	Description

3.1
Agreement of Limited Partnership of Registrant dated July 30, 2002 (previously filed in and incorporated by reference to Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

3.2
First Amendment to Agreement of Limited Partnership of Registrant dated September 2, 2003 (previously filed in and incorporated by reference to Exhibit B to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 3, 2003)

3.3
Certificate of Limited Partnership of Registrant (previously filed in and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 27, 2002)

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