Form 10-K
period 2009-12-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2010-03-31
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

While there is no established market for the registrant’s limited partnership interests, the aggregate market value of limited partnership interests held by nonaffiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $42,751,870, assuming a market value of $10 per unit of limited partnership interest.

As of March 19, 2010, the registrant had 4,275,187 units of limited partnership interest outstanding.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT FUND I LP
FORM 10-K
Year Ended December 31, 2009

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Mid-Term Opportunity Fund I LP (which may be referred to herein as the “Partnership,” “we,” “us,” or “our”) and our subsidiaries, including our ability to rent space on favorable terms, and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates: and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Item 1.                  Business.

General Description of Business

We are a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of December 31, 2009, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of December 31, 2009, five of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 236,000 rentable square feet.   We are not currently seeking to purchase any additional properties for our portfolio.

Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

Unit Valuation

Our Partnership Agreement requires that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.

 On January 14, 2010 Behringer Advisors I, our co-general partner, calculated a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner has obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  The new estimated valuation per limited partnership unit as of December 31, 2009 is $7.09, adjusted from the previously estimated valuation of $10.00 per unit.

In addition to meeting its obligation under the Partnership Agreement, the General Partners understand that this estimated value per unit may be used by (i) broker dealers who have customers who own our limited partnership units to assist in meeting customer account statement reporting obligations under the National Association of Securities Dealers (which is the former name of FINRA) Conduct Rule 2340 as required by FINRA and (ii) fiduciaries of retirement plans subject to the annual reporting requirements of ERISA to assist in the preparation of their reports.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The estimated value per unit does not represent the fair value according to accounting principles generally accepted in the United States of America (“GAAP”) of our assets less liabilities, nor does it represent the amount our units would trade at on a national securities exchange.

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value.  Our general partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  We are diligently working to renew current leases or secure new leases with quality tenants to increase net operating income and the ultimate value of our assets and to execute on other value creation strategies.  In addition, we continue to work to meet the originally envisioned liquidation timeframe for the fund which lasts until 2013.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1610.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”), and is used by permission.

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of properties.  However, at the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sales proceeds will not be reinvested but will be distributed to the partners.  Thus, we are intended to be self-liquidating in nature.  Our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties at any time after February 19, 2010.  Our General Partners, may also determine not to distribute net sales proceeds if such proceeds are:

•	held as working capital reserves; or

•	used to make improvements to existing properties.

We will not pay, directly or indirectly, any commission or fee, except as specifically permitted under   Article XII of our Partnership Agreement, to our General Partners or their affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our properties.

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

Our General Partners make all decisions relating to the sale of our properties.

Borrowing Policies

We have not borrowed to acquire any of our properties.  However, in order to give our General Partners flexibility in our management, our Partnership Agreement authorizes us to borrow funds for the following limited purposes:

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

Our General Partners are Robert M. Behringer and Behringer Advisors I.  Mr. Behringer owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Robert J. Chapman are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Because we were organized and will be operated by our General Partners, conflicts of interest will not be resolved through arm’s-length negotiations but through the exercise of our General Partners’ judgment consistent with their fiduciary responsibility to the limited partners and our investment objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflict resolution policies, see the Item 13, “Certain Relationships and Related Transactions, and Director Independence” section of this Annual Report on Form 10-K.

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

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our General Partners, their affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances.  Our General Partners will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our General Partners will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Manager

Our properties are managed and leased by Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager").  Our agreements with our Property Manager expire in June 2010, but automatically extend for successive seven year terms.  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of our Property Manager.  Behringer Harvard Real Estate Services, LLC and HPT Management  Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

Regulations

Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity.  We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments.  Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Significant Tenants

              As of December 31, 2009, four of our tenants accounted for 10% or more of our aggregate annual rental revenues from our properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1.7 million or approximately 43% of our aggregate annual rental revenues for the year ended December 31, 2009.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $839,000, or approximately 22% of our aggregate annual rental revenues.  Our lease with ACS expires on  September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $492,000, or approximately 13% of our aggregate annual rental revenues.  Our lease with Air Systems Components, LP expires on October 31, 2010.  SunGard Financial System, Inc., which conducts financial clearing activities, data warehousing and disaster recovery for computer operations, leases all of the Hopkins Building and accounted for approximately $388,000 of our rental revenue or approximately 10% of our aggregate annual rental revenue.  Our lease with SunGard expires on March 31, 2018.  We have already begun the process of finding new tenants to replace the leases that will expire during 2010.

Employees

We have no employees.  The employees of Behringer Advisors I and other affiliates of ours perform a full range of real estate services for us, including property management, accounting, legal, asset management, wholesale brokerage and investor relations.

We are dependent on our affiliates for services that are essential to us, including the sale of our limited partnership units, property management and other general and administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

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

Our units lack a public trading market and are subject to transfer restrictions.  Although we are currently preparing and assessing properties for potential liquidation without a definitive time table, we may choose to wait to sell any or all of the properties we now hold and not liquidate the Partnership until between five and eight years following the termination of the Offering on February 19, 2005.  We expect that net proceeds from the sale of our properties will generally be distributed to our partners unless needed for working capital resources and capital improvements.  For each of these reasons, limited partners should view their investment in units strictly as a long-term investment.

We are limited in the number and type of properties in which we may invest and the value of the limited partners’ investments will fluctuate with the performance of the specific investments made.

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

We may not successfully provide unitholders with a liquidity event.

Our current timeframe for liquidating the Partnership is by 2013.  Market conditions and other factors could cause us to delay liquidation beyond this period.  If liquidation is delayed, your units will continue to be illiquid.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, including Mr. Behringer, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure limited partners that HPT will be successful in attracting and retaining such skilled personnel.  Further, our General Partners intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete.  We cannot assure limited partners that our General Partners will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

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

Because our intended operations will likely give rise to UBTI, our units are generally not an appropriate investment vehicle for IRAs and retirement plans subject to ERISA.

General Risks Related to Investments in Real Estate

Recent market disruptions will likely impact most aspects of our operating results and operating condition.

The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies.  Our business will likely be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession.  Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards.  These conditions have and may continue to materially affect the value of our investment properties, and may continue to affect our ability to pay distributions and the availability or the terms of financing that we may anticipate utilizing.  These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•
the financial condition of our tenants, which include financial, legal and other professional firms, may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•
significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which could result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•	credit spreads for major sources of capital may continue to widen, resulting in lenders increasing the cost for debt financing;

•	our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our returns from our acquisition activities;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices and may reduce the availability of unsecured loans; and

•
the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

Further, in light of the current economic conditions, we cannot provide assurance that we will be able to continue distributions at the historical 6% annualized rate or that the amount of distributions will increase over time.

Recent disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms, dispose of our properties and the value of our investments.

 We have not borrowed to acquire any of our properties.  However, in order to give our General Partners flexibility in our management, our Partnership Agreement authorizes us to borrow funds for limited purposes such as in the event of unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets, and in order to finance improvement of properties when our General Partners deem such improvements to be necessary or appropriate to protect the capital previously invested in the properties, to protect the value of our investment in a particular property and to make a particular property more attractive for sale or lease.

The commercial real estate debt markets continue to experience volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This is resulting in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) leads to a decline in real estate values generally; (2) slows real estate transaction activity; (3) reduces the loan to value upon which lenders are willing to extend debt; and (4) results in difficulty in refinancing debt as it becomes due.

Further, the recent market volatility will likely make the valuation of our investment properties more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties.  As a result, we may not be able to recover the carrying amount of our properties, and we may be required to recognize impairment charges, which will reduce our reported earnings.

 The pervasive and fundamental disruptions that the global financial markets have undergone have led to extensive and unprecedented governmental intervention.  Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty, which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.  Among measures proposed by legislators have been moratoriums on loan payments, limits on the ability of lenders to enforce loan provisions, including the collection of interest at rates agreed in the loan documents, and involuntary modification of loan agreements.  It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed or the effect of such restrictions on us and our results of operations.  There is likely to be increased regulation of the financial markets.

Future financing could be impacted by negative capital market conditions.

Recently, the U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole.  Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms.

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results and there can be no assurance that we will be able to achieve expected cash flows necessary to continue to pay or maintain cash distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to limited partners.  Distributions will be based principally on cash available from our properties, real estate securities and other investments.  We expect to distribute net cash from operations and net proceeds from sales of properties to limited partners.  However, our General Partners, in their discretion, may defer fees payable by us to the General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  The amount of cash available for distributions will be affected by many factors, such as the yields on securities of other real estate programs in which we invest, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We currently pay distributions at an annualized rate of 6%. Such distributions are not necessarily indicative of current or future operating results and we can give no assurance that we will be able to continue distributions at the current rate or that distributions will increase over time.  Nor can we give any assurance that rents or other income from our investments will increase, that the investments we make will increase in value or provide constant or increased distributions over time will increase our cash available for distributions to limited partners.  Our actual results may differ significantly from the assumptions used by our General Partners in establishing the distribution rate to limited partners.

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

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our properties.  In addition, the amount of taxable gain allocated to investors with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale.

Proceeds from the sale of a property will generally be distributed to investors.  The General Partners, in their sole discretion, may determine not to make such distribution if such proceeds are used to:

•	create working capital reserves; or

•	make capital improvements to our existing properties.

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

Payment of fees to our General Partners and their affiliates will reduce cash available for distribution.

Our General Partners and their affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments.  They will be paid substantial fees for these services, which will reduce the amount of cash available for distribution to limited partners.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

 We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended, based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we must engage primarily in the business of acquiring and owning real estate assets or real estate-related assets. We rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries, as well as other exemptions or exclusions.  The position of the SEC staff generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests in order for us to maintain our exemption.  Mortgaged-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain.  In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us.  In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	ability to collect rent from tenants;

•	increasing vacancy rates or ability to rent space on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

For these and other reasons, we cannot assure investors that we will be profitable or that we will realize growth in the value of our real estate properties.

       We have acquired a number of our properties in the Southwest United States, particularly in the Dallas, Texas metropolitan area.  As a result of this limited diversification of the geographic locations of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in that area.

Many of the properties that we have acquired using the proceeds of the Offering are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area.  Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area.  An investment in our units will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay cash distributions to our limited partners.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient working capital reserves, we will have to obtain financing from other sources.  We generally maintain working capital reserves of 1% of the contract price of the properties we own.  If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Our Partnership Agreement limits our ability to borrow money.  Any borrowing for working capital purposes, if permitted, will cause us to incur interest expense, and therefore our financial condition and our ability to pay cash distributions to our limited partners may be adversely affected.

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our General Partners decide that a sale or other disposition is consistent with our investment objectives or until it appears that these objectives will not be met.  Otherwise, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our liquidation if we do not cause the units to be listed for trading on a national securities exchange by 2017, unless investors holding a majority of the units approve otherwise.

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

We are dependent on tenants for our revenue and lease terminations could reduce or prevent our distributions to our limited partners.

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

We may sell properties in tenant-in-common transactions.  If we do make such sales, they may be viewed as sales of securities, and as a result if the purchasers in the tenant-in-common transaction had post-closing claims, they could bring claims under applicable securities laws.  Those claims could have a material adverse effect upon our business and results of operations.

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

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we have acquired properties or will be able to allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to limited partners, if any.

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

We may enter into joint ventures with other Behringer Harvard sponsored programs, as well as third parties, for the improvement of properties.  We may also develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Affiliates of our General Partners have sponsored or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), and Behringer Harvard Short-Term Opportunity Fund I, LP (“Behringer Harvard Short-Term Opportunity Fund I”).  Mr. Behringer and his affiliate, Behringer Harvard Advisors II LP (an entity that is under common control with our general partner, Behringer Advisors I), act as general partners of Behringer Harvard Short-Term Opportunity Fund I, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Multifamily REIT I, Inc. (Behringer Harvard Multifamily REIT”),  Berhinger Harvard REIT II, Inc. (“Behringer Harvard REIT II”),and Behringer Harvard Opportunity REIT II.  Because our General Partners or their affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our General Partners or their affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our limited partners could be adversely affected.

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

The General Partners and certain of their affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our unitholders.

Our General Partners and certain of their affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of our advisory management agreement and property management agreement.  These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our General Partner’s advice to us as well as the judgment of their affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our General Partners and their affiliates, including the advisory management agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our General Partners or their affiliates but also entitle them to real estate commissions;

•
determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the General Partners is reimbursed by us for the related salaries and benefits;

•	whether and when we seek to sell our assets, which sale could entitle our General Partners to real estate commissions.

The fees our General Partners receive in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our General Partners to recommend riskier transactions to us.

We may be restricted in our ability to replace our Property Manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of their duties.  Our General Partners may find the performance of our Property Manager to be unsatisfactory.  However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Our General Partners and certain of their key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Mr. Behringer and certain of the key personnel of Behringer Advisors I are also officers of our Property Manager, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) compensation to our General Partners, and (4) our relationship with our dealer manager and Property Manager.

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

Our federal income tax returns may be audited by the Internal Revenue Service.  Any audit of us could result in an audit of limited partners’ tax returns that may require adjustments of items unrelated to their investment in us, in addition to adjustments to various Partnership items.  In the event of any such adjustments, limited partners might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service.  Limited partners may also be liable for interest on any underpayment and penalties from the date their tax was originally due.  The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service.  In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the Internal Revenue Service.  Further, our General Partners may cause us to elect to be treated as an electing large partnership.  If they do, we could take advantage of simplified flow-through reporting of Partnership items.  Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate.  Our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level.

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

Congress has passed major federal tax legislation regarding taxes applicable to recipients of dividends.  One of the changes reduced the tax rate to recipients of dividends paid by corporations to individuals to a maximum of 15%.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2009, we wholly-owned the following properties:

Property Name	Location	Approximate Rentable Square Footage	Description

Hopkins Building	Minneapolis, Minnesota	29,660	One-story office building
Tucson Way	Denver, Colorado	70,660	Two-story office building
2800 W. Mockingbird	Dallas, Texas	73,349	One-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building
ASC Building	Dallas, Texas	28,880	One-story office building

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings.

Item 3.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our limited partnership units, and we do not expect that one will develop.  This illiquidity creates a risk that a limited partner may not be able to sell their units at a time or price acceptable to the limited partner.  Our Partnership Agreement requires that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide our limited partners with an estimate of the amount a holder of limited partnership units would receive if our properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.

 On January 14, 2010 Behringer Advisors I, our co-general partner, adopted a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner has obtained the opinion of an independent third party , Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  The new estimated valuation per limited partnership unit as of December 31, 2009 is $7.09, adjusted from the previously estimated valuation of $10.00 per unit.

In addition to meeting its obligation under the Partnership Agreement, the General Partners understand that this estimated value per unit may be used by (i) broker dealers who have customers who own our limited partnership units to assist in meeting customer account statement reporting obligations under the National Association of Securities Dealers (which is the former name of FINRA) Conduct Rule 2340 as required by FINRA and (ii) fiduciaries of retirement plans subject to the annual reporting requirements of ERISA to assist in the preparation of their reports.

As with any valuation methodology, the General Partner’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The estimated value per unit does not represent the fair value according to GAAP of our assets less liabilities, nor does it represent the amount our units would trade at on a national securities exchange.

Generally, we do not anticipate selling our assets until the economy has improved, and we have the opportunity to realize additional value.  Our general partners intend to use all reasonable efforts to realize value for our limited partners when commercial real estate prices have normalized.  We are diligently working to renew current leases or secure new leases with quality tenants to increase net operating income and the ultimate value of our assets and to execute on other value creation strategies.  We are also trying to minimize expenses when possible.  In addition, we continue to work to meet the originally envisioned liquidation timeframe for the fund which lasts until 2013.

Unit Redemption Program

The General Partners terminated our unit redemption program on December 31, 2006 and currently have no intention of re-instituting the program.

The units we purchased under the Redemption Program were cancelled and will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with or exemption from such laws and our Partnership Agreement.  During the year ended December 31, 2008, the general partners approved a special redemption of 34,257 units for approximately $342,000.

Holders

As of March 19, 2010, we had 4,275,187 limited partnership units outstanding that were held by a total of approximately 1,300 limited partners.

Distributions

The timing and amount of cash to be distributed to our limited partners is determined by the General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  However, if cash distributions are made, the Partnership Agreement requires that such cash distributions be made at least quarterly.  The following table shows the distributions declared in the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Fourth Quarter	$647	$647
Third Quarter	646	646
Second Quarter	640	643
First Quarter	632	645

	$2,565	$2,581

The amount of distributions payable at December 31, 2009 and 2008 were approximately $218,000.  The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In addition, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the NASAA Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.  While portfolio liquidation has been delayed because of current economic challenges, we are  at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets, and we have entered into a contract to sell one of our five buildings currently included in our portfolio.  If that sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

As of December 31, 2009, 2008, 2007 and 2006, we wholly-owned five properties.  At December 31, 2005, we wholly-owned six properties.  During 2006, we sold the Northpoint Property, which is shown as discontinued operations in the table below.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below as of and for each of the five years in the period ended December 31, 2009 has been derived from our audited consolidated financial statements (in thousands, except per unit amounts):

	2009	2008	2007	2006	2005

Total assets	$27,587	$30,105	$32,992	$35,585	$37,656

Total liabilities	$1,384	$1,502	$1,607	$2,370	$1,843
Partners' capital	26,203	28,603	31,385	33,215	35,813
Total liabilities and partners' capital	$27,587	$30,105	$32,992	$35,585	$37,656

Rental revenue	$3,879	$3,865	$4,128	$4,254	$2,956

Income from continuing operations	165	141	751	396	316
Income from discontinued operations	-	-	5	120	126
Gain on sale of discontinued operations	-	-	-	494	-
Net income	$165	$141	$756	$1,010	$442

Basic and diluted per limited partnership unit data:
Income from continuing operations	$0.04	$0.03	$0.17	$0.09	$0.07
Income from discontinued operations	-	-	-	0.14	0.03
Basic and diluted net income per limited partnership unit	$0.04	$0.03	$0.17	$0.23	$0.10

Distributions declared per limited partnership unit	$0.60	$0.60	$0.60	$0.60	$0.60

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

In evaluating our real estate for impairment, management makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our real estate, which could be material to our financial statements.  Determining if a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate of management’s plans for certain properties change, write-downs could be required in the future.

Overview

During 2009 as in 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Three of our five real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009.  This was due in large part to office employment declines in the financial activities, professional, and business services industries.  However, despite these declines, leasing activity continues and supply is not as oversaturated in this market as in many other markets.  According to a recent study by the Brookings Institution, a public policy think tank in Washington, D.C., the Dallas-Fort Worth metropolitan area had one of the strongest economies in the nation during the last quarter of 2009.  The Dallas-Fort Worth area is expected to experience modest leasing volume in 2010.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

Fiscal year ended December 31, 2009 as compared to fiscal year ended December 31, 2008

As of December 31, 2009 and 2008, we wholly-owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

            Rental Revenue. Rental revenue for each of the years ended December 31, 2009 and 2008 was approximately $3.9 million, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.  We currently have lease expirations of approximately 102,000 rentable square feet scheduled during the year ended December 31, 2010.  Unless we are able to release these vacant properties quickly, management expects rental revenue to decline in the near future.

               Property Operating Expenses.   Property operating expenses for the years ended December 31, 2009 and 2008 were approximately $875,000 and $821,000, respectively, and were comprised of expenses related to the daily operations from our properties.  The increase in property operating expenses for the year ended December 31, 2009 is primarily due to nonrecurring maintenance expenses during 2009.  Management expects property operating expenses to decline in the near future due to the leases scheduled to expire during 2010.

Real Estate Taxes.   Real estate taxes for the years ended December 31, 2009 and 2008 were approximately $561,000 and $721,000, respectively, and were comprised of real estate taxes from our properties.  The decrease in real estate taxes for the year ended December 31, 2009 is primarily due to a decrease in valuations by taxing authorities.  Management anticipates that real estate taxes will remain relatively unchanged in the near future.

Property and Asset Management Fees.   Property and asset management fees for the years ended   December 31, 2009 and 2008 were approximately $279,000 and $282,000, respectively, and were comprised of property management and asset management fees from our properties.  Management expects property and asset management fees to remain relatively constant in the near future.

General and Administrative Expenses.  General and administrative expenses for the years ended     December 31, 2009 and 2008 were approximately $604,000 and $574,000, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, advisor’s administrative services, tax preparation fees, legal fees, transfer agent fees, and other administrative expenses.  The increase was primarily due to increased legal fees, tax preparation fees and advisors administrative services.  Management expects our general and administrative expenses to remain relatively constant in the near future.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $1.4 million and $1.5 million respectively, and was comprised of depreciation and amortization expense at our properties.

Interest Income.   Interest income for the years ended December 31, 2009 and 2008 was approximately $49,000 and $162,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates on cash deposits.

Fiscal year ended December 31, 2008 as compared to fiscal year ended December 31, 2007

As of December 31, 2008 and 2007, we wholly-owned five properties.  The results for the year ended December 31, 2007 include the final settlements for the operations of the Northpoint Property, sold on December 28, 2006 and classified as discontinued operations on our statements of operations ..

Continuing Operations

Rental Revenue.   Rental revenue for the years ended December 31, 2008 and 2007 were approximately   $3.9 million, and $4.1 million, respectively, and were comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.  Rental revenue for the year ended December 31, 2008 decreased by approximately $263,000 compared to the year ended December 31, 2007 primarily due to the expiration of leases at Parkway Vista, partially offset by higher billings of common area maintenance to tenants.

Property Operating Expenses.   Property operating expenses for the years ended December 31, 2008 and 2007 were approximately $821,000 and $794,000, respectively, and were comprised of expenses related to the daily operations from our properties.  The increase in property operating expenses for the year ended December 31, 2008 was primarily due to higher utility costs and repairs and maintenance expense.

Real Estate Taxes.   Real estate taxes for the years ended December 31, 2008 and 2007 were approximately $721,000 and $682,000, respectively, and were comprised of real estate taxes from our properties.  The increase in real estate taxes for the year ended December 31, 2008 was primarily due to increases in valuations by taxing authorities.

Property and Asset Management Fees.   Property and asset management fees for the years ended December 31, 2008 and 2007 were approximately $282,000 and $298,000, respectively, and were comprised of property management and asset management fees from our properties.

 General and Administrative Expenses.  General and administrative expenses for the years ended December 31, 2008 and 2007 were approximately $574,000 and $408,000, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, legal fees, transfer agent fees, Sarbanes-Oxley advisory services, printing costs and other administrative expenses.  The increase was primarily due to increased legal fees, tax preparation fees and advisors administrative services, partially offset by a decrease in insurance and Sarbanes-Oxley advisory services.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2008 and 2007 was approximately $1.5 million and $1.6 million respectively, and was comprised of depreciation and amortization expense at our properties.  The decrease in depreciation and amortization expense was primarily due to decreased intangibles amortization as a result of the expiration of leases at Parkway Vista.

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

Discontinued Operations

There was no income from discontinued operations for the year ended December 31, 2008.  For the year ended December 31, 2007, income from discontinued operations was approximately $5,000 and represents for the Northpoint Property, which was sold on December 28, 2006.  The results for the year ended December 31, 2007 represent the final settlements of operations of the Northpoint Property.

Cash Flow Analysis

Fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008

Cash provided by operating activities for the year ended December 31, 2009 was approximately $964,000 and was primarily comprised of net income of approximately $165,000, adjusted for depreciation and amortization of approximately $1.4 million, partially offset by the changes in lease intangibles of approximately $361,000 and changes in working capital accounts of approximately $267,000.  Cash provided by operating activities for the year ended December 31, 2008 was approximately $1.6 million and was primarily comprised of the net income of approximately $141,000, adjusted for depreciation and amortization of approximately $1.5 million.

Cash used in investing activities for the year ended December 31, 2009 was approximately $181,000 and was comprised of purchases of property and equipment for our properties.  There was no cash provided by or used in investing activities during the year ended December 31, 2008.

Cash used in financing activities consisted of distributions to our limited partners of approximately $2.6 million for the year ended December 31, 2009.  For the year ended December 31, 2008, cash used in financing activities was approximately $2.9 million and consisted of distributions of approximately $2.6 million and redemptions of approximately $342,000.

Fiscal year ended December 31, 2008 as compared to the fiscal year ended December 31, 2007

               Cash provided by operating activities for the year ended December 31, 2008 was approximately $1.6 million and was primarily comprised of net income of approximately $141,000, adjusted for depreciation and amortization of approximately $1.5 million.  Cash provided by operating activities for the year ended December 31, 2007 was approximately $1.9 million and was primarily comprised of net income of approximately $756,000, adjusted for depreciation and amortization of approximately $1.6 million, partially offset by changes in working capital accounts of approximately $374,000.

There was no cash provided by or used in investing activities during the year ended December 31, 2008.  Cash provided by investing activities for the year ended December 31, 2007 was approximately $6.0 million and was comprised of the change in restricted cash of approximately $5.9 million from the sale of the Northpoint Property, proceeds from the sale of an asset of approximately $94,000, partially offset by purchases of property and equipment of approximately $21,000.

Cash used in financing activities for each of the years ended December 31, 2008 and 2007 was approximately $2.9 million and was primarily comprised of distributions to our limited partners.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $4.5 million at December 31, 2009.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  In addition, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners.

The turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, has created a severe lack of credit and rising costs of any debt that is available.  Fortunately, we have limited exposure to the currently volatile credit markets.  We have no exposure to money market mutual funds and we monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.  We also do not own any loans or debt instruments.

We are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets, and we have entered into a contract to sell one of our five buildings currently included in our portfolio.  If that sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

As of December 31, 2009, our portfolio was 96% leased as compared to 94% as of December 31, 2008. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of ACS, Air Systems Components, LP and SFS.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, 43% is due to expire in the next 12 months and we have already begun the process of finding new tenants to fill those vacancies.  In addition, we collected 100% of our base rent from our tenants for the year 2009, which is a good indication of credit quality and stability.

We expect to meet our future short-term operating liquidity requirements through cash provided by the operations of our current properties and available cash on hand.  Management also expects that our properties will generate sufficient cash flow to cover operating expenses and a portion of the payment of a monthly distribution.  Currently, distributions are paid from available cash on hand and cash provided by the operations of our current properties.  Other potential future sources of capital include proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to meet our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income has been provided in accordance with GAAP.  Our calculations of NOI for the years ended December 31, 2009, 2008 and 2007 are presented below (in thousands):

	2009	2008	2007

Rental revenue	$3,879	$3,865	$4,128

Operating expenses
Property operating expenses	875	821	794
Real estate taxes	561	721	682
Property and asset management fees	279	282	298
Less: Asset management fees	(138)	(138)	(140)
Total operating expenses	1,577	1,686	1,634

Net operating income	$2,302	$2,179	$2,494

Reconciliation of NOI to Net Income
Net operating income	$2,302	$2,179	$2,494

Less: General and administrative	(604)	(574)	(408)
Depreciation and amortization	(1,435)	(1,475)	(1,600)
Asset management fees	(138)	(138)	(140)
Provision for income taxes	(9)	(13)	(14)
Add: Interest income	49	162	368
Gain on sale of asset	-	-	51
Income from discontinued operations	-	-	5

Net income	$165	$141	$756

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets and adjustments for gains on sales of assets, gains on sales of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the years ended December 31, 2009, 2008 and 2007 are presented below (in thousands):

	2009	2008	2007

Net income	$165	$141	$756

Depreciation and amortization	1,435	1,475	1,600
Gain on sale of asset	-	-	(51)
Capital improvements	(181)	-	(21)
Net cash from operations	$1,419	$1,616	$2,284

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

We had no contractual obligations as of December 31, 2009.

Other Behringer Harvard Programs

As discussed elsewhere herein, the current economic crisis, which began with the collapse of residential subprime credit markets and continued through an overall crisis in, and freeze of, the credit markets toward the end of 2008, followed by unemployment and economic declines unprecedented in the last 70 years, has had severely negative effects across substantially all commercial real estate. As the industry has been affected, just as we have been adversely affected, other Behringer Harvard-sponsored investment programs that substantially completed their primary equity offerings at or prior to the end of 2008 have been adversely affected by the disruptions to the economy generally and the real estate market.  These economic conditions have adversely affected the financial condition of many of these programs’ tenants and lease guarantors, resulting in tenant defaults or bankruptcies.  Further, lowered asset values, as a result of declining occupancies, reduced rental rates, and greater tenant concessions and leasing costs, have reduced investor returns in these investment programs because these factors not only reduce current return to investors but also negatively impact the ability of these investment programs to refinance or sell their assets and to realize gains thereon.

In response to these economic stresses, like us, these Behringer Harvard-sponsored investment programs have altered their overall strategies from acquisition and growth to focusing on capital conservation, debt extensions and restructurings, reduction of operating expenses, and management of lease renewals and retenanting, declining occupancies and rental rates, and increases in tenant concessions and leasing costs.  Identified and described below are trends regarding the consequences of the current economic environment affecting certain characteristics of these other investment programs.  These trends provide additional information as to the consequences of the current economic conditions on real estate investment programs of the type sponsored by Behringer Harvard, many of which consequences currently or in the future may affect us.

Distributions and Redemptions. Behringer Harvard Opportunity REIT I has maintained its 3% annualized rate, but moved from monthly to quarterly distributions.  Behringer Harvard REIT I lowered its annualized distribution rate from 6.5% to 3.25% in connection with its monthly distributions beginning in April 2009.  The regular distribution of Behringer Harvard Short-Term Opportunity Fund I was discontinued beginning with the third quarter of 2009.  Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I have each indicated that their focus in the current environment is on capital preservation and that they may reduce their distribution rates or cease paying distributions.

In March 2009, to conserve capital, Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I suspended their share redemption programs except for redemptions requested by shareholders by reason of death, disability, or confinement to long-term care.  Behringer Harvard REIT I further limited such redemptions to no more than $10 million for the 2010 fiscal year.  Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I may further limit or suspend redemptions.  In connection with their announcements of its intention to enter their portfolio liquidation phase in December 2006, Behringer Harvard Short-Term Opportunity Fund I terminated its redemption plans (as well as its distribution reinvestment plan).

The recession has also negatively impacted the operating performance of Behringer Harvard Opportunity REIT I and Behringer Harvard REIT I.  Cash flow from operating activities has decreased and has been insufficient to fund both the net cash required to fund distributions and the capital requirements of their properties.  As a result, a portion of the net cash required for distributions and capital expenditures of these REITs was funded from their cash on hand, including proceeds from their offerings and/or borrowings.

Estimated Valuations. Behringer Harvard Short-Term Opportunity Fund I announced its estimated valuation as of December 31, 2009 of $6.45 per limited partner unit.  Behringer Harvard Opportunity REIT I announced estimated valuations of its common stock of $8.17 per share as of June 30, 2009 and $8.03 as of December 31, 2009.  Each of these units and shares were originally sold in their best efforts public offerings for a gross offering price of $10.00.  Behringer Harvard REIT I intends to announce an estimated valuation of its common stock as of June 30, 2010 that it expects to be less than the gross offering price of $10.00 per share at which shares were originally offered on a primary basis in its public offerings.

As with any valuation methodology, the methodologies used by the Behringer Harvard sponsored investment programs utilize a number of estimates and assumptions.  Parties using different assumptions and estimates could derive a different estimated value and these differences could be significant.  The estimated values per share or unit were adopted pursuant to the specific valuation policies of these investment programs and do not represent the fair value of the shares or units calculated in accordance with GAAP or the price at which such shares or units would trade on a national securities exchange.  The valuation policies and the announcements of estimated values for these programs should be reviewed for additional information and limitations.

Waiver of Fees and Expenses.  Behringer Harvard Holdings and its affiliates have from time to time, voluntarily when it has perceived circumstances to warrant it, waived fees and expenses due from their sponsored investment programs.  In 2009, Behringer Harvard Holdings entities waived asset management fees of approximately $7.5 million owed by Behringer Harvard REIT I asset management fees and reimbursement of operating expenses of $31,000 and $301,000, respectively, owed by Behringer Harvard Short-Term Opportunity Fund I, asset management fees and reimbursement of operating expenses of $70,000 and $187,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund I LP (a privately offered program), and asset management fees and reimbursement of operating expenses of $172,000 and $161,000, respectively, owed by Behringer Harvard Strategic Opportunity Fund II LP (also a privately offered program).  In addition, Behringer Harvard Holdings entities waived property management oversight fees of approximately $161,000 owed by Behringer Harvard Strategic Opportunity Fund II LP.  There is no assurance that Behringer Harvard Holdings or its affiliated entities will waive or defer fees or expenses due from its sponsored investment programs in the future.

Impairments.  Under GAAP, Behringer Harvard sponsored investment programs consider the applicability of any financial statement impairments of the assets that they own.  As a result of adverse economic conditions beginning in 2008 and continuing through 2009, Behringer Harvard Opportunity REIT I and Behringer Harvard  REIT I have taken impairments of approximately $19.4 million and approximately $21.1 million, respectively, during the fiscal year ended December 31, 2008 and approximately $15.5 million and approximately $259.1 million, respectively, during the fiscal year ended December 31, 2009.  Behringer Harvard Opportunity REIT I has made mezzanine loans to develop two multifamily communities, which Behringer Harvard Opportunity REIT I has determined meet the criteria of “variable interest entities” under GAAP.  Therefore, Behringer Harvard Opportunity REIT I consolidates these entities, including the related real estate assets and third party construction financing, on its financial statements.  As of December 31, 2009, the outstanding principal balance of these mezzanine loans was approximately $22.7 million plus accrued interest, which was eliminated upon consolidation.  As of December 31, 2009, Behringer Harvard Opportunity REIT I believes that all of the amounts due under the mezzanine loans may not be collectible and, to the extent that it would in the future deconsolidate the investments, it would recognize an impairment of the mezzanine loans. Also, for the years ended December 31, 2007, 2008 and 2009, Behringer Harvard Short-Term Opportunity Fund I recognized inventory valuation adjustments of approximately $2.4 million, $16.8 million and $0.5 million respectively.

Financings.  The recent turbulent financial markets and disruption in the banking system, as well as the nationwide economic downturn, have created a severe lack of credit, rising costs of any debt that is available and reluctance by lenders to lend as large a percentage of debt to equity than in prior periods.  These market disruptions have adversely affected all of the Behringer Harvard investment programs that substantially completed their equity offerings at or prior to the end of 2008.  These investment programs have experienced property loan maturities that have not been refinanced or that have been refinanced at reduced values requiring additional collateral or equity and/or at higher interest rates or loan defaults related to certain of their assets.  These programs are working with their lenders to replace, extend, or restructure debt arrangements as they mature or to purchase or payoff the debt at discounted amounts.  To date, these investment programs have had success in these activities, though in respect of two assets where it was unable to negotiate a satisfactory restructuring or debt purchase, Behringer Harvard REIT I has allowed the mortgage lenders to foreclose or take the related property in lieu of foreclosure.  These investment programs each intend to continue with their efforts to manage their debt arrangements to preserve value for their investors but there is no assurances that they will be able retain all of their assets as mortgage loans mature.

Sponsor Activities.  Behringer Harvard Holding entities have also voluntarily and in circumstances where a short term need for liquidity has been deemed by them to be admisable, provided loans certain Behringer Harvard-sponsored investment programs, including Behringer Harvard Short-Term Opportunity Fund I, Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP.  The outstanding principal balance of these loans as of December 31, 2009 was approximately $13.9 million (net of the loan forgiveness described below), $10.8 million and $13.2 million, respectively.  On December 31, 2007 and 2009, Behringer Harvard Holdings forgave $7.5 million and $15.0 million, respectively, of principal loans and all interest thereon owed by Behringer Harvard Short-Term Opportunity Fund I which was accounted for as a capital contribution by its general partners.  Behringer Harvard Holdings has also leased vacant space at certain of its TIC Programs discussed below.  There is no assurance that Behringer Harvard Holdings or its affiliated entities will provide engage in such activities with respect to its sponsored investment programs in the future.

              Co-Investor Arrangements.  Behringer Harvard Holdings sponsored private offerings from 2003 through 2005 for eight single asset co-investment arrangements structured as tenant-in-common programs (“TIC Programs”).  Behringer Harvard Strategic Opportunity Fund I LP sponsored one TIC Program.  As of December 31, 2009, Behringer Harvard REIT I had acquired all TIC interests where it had been the largest TIC owner in four TIC Programs and remained the largest tenant-in-common investor in two TIC Programs.  Behringer Harvard Strategic Opportunity Fund I LP owns a tenant-in-common interest in the one TIC Program it sponsored, and the remaining TIC Program is owned by tenant-in-common investors with a small interest owned by Behringer Harvard Holdings.  The remaining TIC Program sold its property in 2008.

Investors in five of the TIC Programs received a positive total return on their investment including investors in one TIC Program who received a total return above what was projected in its private placement offering memorandum.  In general, the recession has adversely affected the operating performance of the remaining four TIC Programs.  One of the TIC Programs is underperforming relative to projections substantially due to representations made by the seller and its agents related to its operating expenses and revenues that Behringer Harvard Holdings believes to be false.  Behringer Harvard Holdings is currently engaged in a lawsuit where it has received settlements for the TIC investors while it remains in dispute with the former on-site property manager.  The tenant-in-common investors have received substantial settlement consideration and are no longer party to this suit.

Several Behringer Harvard sponsored investment programs have made portfolio investments under co-investment arrangements, generally as partnerships.  Certain of these co-investors have threatened claims against these investment programs and their sponsor where current economic conditions have resulted in these investments underperforming expectations.  Other than as to Behringer Harvard Opportunity REIT I who has been sued by a co-investor in one such circumstance, none of these threats have resulted in lawsuits.  While there is not believed to be any merit in this lawsuit or any of the threats, the defense and any settlement of these claims may negatively impact returns to the investors in these investment programs.

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

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This accounting guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events.  The new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.   The implementation of this standard had no material impact on our consolidated financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

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

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices.  We have no investments or obligations that would be affected by an increase or decrease in interest rates.  At December 31, 2009, we did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is provided in our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2009 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2009, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, evaluated as of December 31, 2009 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our internal controls, as of December 31, 2009, were effective in providing reasonable assurance regarding reliability of financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The General Partners

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  The General Partners are assisted by the employees of HPT, the general partner of Behringer Advisors I.  We do not employ our own management personnel; but instead we pay fees and expense allocations to our General Partners for their services.

The General Partners are responsible for our direction and management, including acquisitions in the past, capital improvements, construction and property management.  Any action required to be taken by the General Partners will be taken only if it is approved, in writing or otherwise, by both General Partners, unless the General Partners agree between themselves to a different arrangement for the approval of actions by the General Partners.

The General Partners are Behringer Advisors I and Robert M. Behringer, individually.  Behringer Advisors I is a Texas limited partnership formed in July 2002.  The executive office of both General Partners is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Behringer is the Cheif Executive Officer of each of these companies.  Mr. Behringer is the Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of our General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	61	Chairman
Robert S. Aisner	63	Chief Executive Officer and President
Samuel A. Gillespie	51	Chief Operating Officer
Gerald J. Reihsen, III	51	Executive Vice President - Corporate Development
		and Legal and Secretary
Gary S. Bresky	43	Chief Financial Officer
M. Jason Mattox	34	Executive Vice President

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

Robert S. Aisner is the Chief Executive Officer and President of Behringer Advisors I.  Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I.  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II (since January 2007), as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I (since August 2006) and as President (since April 2007) and Chief Executive Officer (since September 2008) of Behringer Harvard REIT II, Inc. Mr. Aisner is also President of the other Behringer Harvard companies.

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

Samuel A. Gillespie has served as Chief Operating Officer of Behringer Advisors I since June 2008.  In addition, Mr. Gillespie has served as Senior Vice President of Harvard Property Trust, the managing member of Behringer Advisors I since March 2006.  Mr. Gillespie also serves as Chief Operating Officer for Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, and for the general partner of Behringer Harvard Short-Term Opportunity Fund I (since July 2008).

Mr. Gillespie has over 25 years of experience in the commercial real estate industry guiding diverse and sophisticated portfolios.  Prior to joining Behringer Harvard in November 2004, Mr. Gillespie was with the Trammell Crow Company for 21 years.  At Trammell Crow, he held the position of Managing Director of National Accounts and was responsible for Trammell Crow Company’s largest institutional customers.  Prior to that, Mr. Gillespie was partner in charge of Trammell Crow’s Indianapolis office from 1986 to 1997.  He began his career with Trammell Crow as a leasing agent in Oklahoma City in 1983.  Mr. Gillespie holds a Bachelor of Science degree, summa cum laude, in accounting from Texas A&M University, and holds the CCIM designation.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors I.  Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Opportunity REIT I (since January 2004) and Behringer Harvard Opportunity REIT II (since January 2007).  Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002) and Behringer Harvard Multifamily REIT I (since August 2006) and previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

Jon L. Dooley resigned his position as our Executive Vice President – Real Estate effective December 31, 2009, in order to accept a similar position with a joint venture of which Behringer Harvard owns 50%.

Other Personnel

The General Partners are assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I.  HPT and its affiliates employed approximately 430 full-time persons at December 31, 2009, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to us pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings were timely and correctly made by reporting persons during 2009.

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

We operate under the direction of our General Partners, which are responsible for the management and control of our affairs.  As of December 31, 2009, we have not made any payments to Mr. Behringer as compensation for serving as general partner.  The officers and employees of HPT assist the General Partners.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to Behringer Advisors I and its other affiliates, as provided for in our Partnership Agreement.  Accordingly, we do not have, and our General Partners have not considered, a compensation policy or program for themselves, their affiliates, any employees of Behringer Advisors I or any employees of affiliates of our General Partners and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no limited partners known by us who owned more than 5% of our limited partnership units as of March 19, 2010.

We do not have any officers or directors.  Our two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each own 50% of the general partnership interests.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of March 19, 2010 regarding the beneficial ownership of our limited partnership interest and general partnership interest by each person known by us to own 5% or more of the outstanding class of partnership interest, each of our directors or those of our General Partners, each of our executive officers or those of our General Partners, and our directors and executive officers, or those of our General Partners, as a group.  The percentage of beneficial ownership is calculated based on 4,275,187 limited partnership units and contributions from our General Partners.

		Limited Partnership	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
General partner interest	Robert M. Behringer (1)(2)(3)(4)	-	50%
General partner interest	Behringer Advisors I (1)(3)(4)	-	50%
Limited partner interest	Robert M. Behringer (1)(2)	2,762.43	*
Limited partner interest	Robert S. Aisner (1)(2)	1,104.97	*
Limited partner interest	Samuel A. Gillespie (1)(2)	-	*
Limited partner interest	Gerald J. Reihsen, III (1)(2)	-	*
Limited partner interest	Gary S. Bresky (1)(2)	-	*
Limited partner interest	M. Jason Mattox (1)(2)	-	*
Limited partner interest	Jon L. Dooley (1)(2)	-	*
Limited partner interest	All current executive officers as a group (7 persons)	3,867.40	*

*Denotes less than 1%

(1)  The address of Messrs. Behringer, Aisner, Gillespie, Reihsen, Bresky, Mattox and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)   Executive Officers of Behringer Advisors I.

(3)   General partners.

(4)   Consists of $500 combined general partnership interests held directly by Mr. Behringer and Behringer Advisors I.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

              The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, and have received fees in the past in connection with the Offering and acquisitions.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors I since the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

For the management and leasing of our properties, we pay our Property Manager or its affiliates, property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2009, 2008 and 2007, we incurred property management fees payable to our Property Manager or its affiliates of approximately $141,000, $145,000, and $158,000, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During each of the years ended December 31, 2009 and 2008 we incurred asset management fees of approximately $138,000.  For the year ended December 31, 2007 we incurred asset management fees of approximately $140,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $178,000 and $120,000, respectively.  We incurred and expensed no such costs for the year ended December 31, 2007.

At December 31, 2009, we had payables to related parties of approximately $72,000, which consisted of approximately $52,000 for direct expenses and services and approximately $20,000 for management fees payable to our Property Manager and Behringer Advisors I.  At December 31, 2008, we had payables to related parties of approximately $94,000, which consisted of approximately $84,000 for direct expenses and services and approximately $10,000 for management fees payable to our Property Manager and Behringer Advisors I.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such disposition fees for the years ended December 31, 2009, 2008 or 2007.

We are dependent on Behringer Advisors I and our Property Manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

Fees Paid to Principal Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional audit services billed to us for the fiscal years ended December 31, 2009 and 2008 by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) (in thousands):

	2009	2008
Audit Fees (1)	$165	$148
Tax Related Fees (2)	21	25
Total Fees	$186	$173

1)
Audit fees consisted of professional services performed in connection with the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Forms 10-Q.

2)	Tax fees were for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

	1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

	2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

	3.	Exhibits

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

March 31, 2010	Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

March 31, 2010	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 31, 2010	/s/ Kimberly Arianpour
Kimberly Arianpour
Chief Accounting Officer of Behringer Harvard Advisors I LP (Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP
Addison, Texas

We have audited the accompanying consolidated balance sheets of the Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
As of December 31, 2009 and 2008
(in thousands, except unit amounts)

	2009	2008
Assets
Real estate
Land	$5,682	$5,682
Buildings and improvements, net	14,590	15,146
Total real estate	20,272	20,828

Cash and cash equivalents	4,465	6,247
Accounts receivable, net	601	370
Prepaid expenses and other assets	35	45
Lease intangibles, net	2,214	2,615
Total assets	$27,587	$30,105

Liabilities and partners' capital
Liabilities
Accounts payable	$141	$23
Payables to related parties	72	94
Acquired below-market leases, net	53	125
Distributions payable	218	218
Accrued liabilities	900	1,042
Total liabilities	1,384	1,502

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized;
4,275,187 units issued and
outstanding at December 31, 2009 and
2008, respectively	26,202	28,602
General partners	1	1
Total partners' capital	26,203	28,603
Total liabilities and partners' capital	$27,587	$30,105

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands, except per unit amounts)

	2009	2008	2007

Rental revenue	$3,879	$3,865	$4,128

Expenses
Property operating expenses	875	821	794
Real estate taxes	561	721	682
Property and asset management fees	279	282	298
General and administrative	604	574	408
Depreciation and amortization	1,435	1,475	1,600
Total expenses	3,754	3,873	3,782

Interest income	49	162	368
Gain on sale of asset	-	-	51
Income before income taxes	174	154	765

Provision for income taxes	9	13	14
Income from continuing operations	165	141	751

Income from discontinued operations	-	-	5
Net income	$165	$141	$756

Net income allocated to limited partners	$165	$141	$756

Weighted average number of limited
partnership units outstanding	4,275	4,289	4,309

Basic and diluted net income per limited partnership unit	$0.04	$0.03	$0.17

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2007	$33,214	$-	4,309	$1	$-	$33,215

Distributions to limited partners	(1,830)	(756)				(2,586)

Net income		756			-	756

Balance as of December 31, 2007	31,384	-	4,309	1	-	31,385

Redemption of units of limited
partnership interest	(342)		(34)			(342)

Distributions to limited partners	(2,440)	(141)				(2,581)

Net income		141			-	141

Balance as of December 31, 2008	28,602	-	4,275	1	-	28,603

Distributions to limited partners	(2,400)	(165)				(2,565)

Net income		165			-	165

Balance as of December 31, 2009	$26,202	$-	4,275	$1	$-	$26,203

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$165	$141	$756
Adjustments to reconcile net income to net cash
flows provided by operating activities:
Depreciation and amortization	1,427	1,455	1,575
Gain on sale of assets	-	-	(51)
Change in accounts receivable	(231)	-	38
Change in prepaid expenses and other assets	10	(1)	(18)
Change in lease intangibles	(361)	(19)	(41)
Change in accounts payable	118	18	(66)
Change in payables to related parties	(22)	69	(26)
Change in accrued liabilities	(142)	(106)	(302)
Cash provided by operating activities	964	1,557	1,865

Cash flows from investing activities
Purchases of property and equipment	(181)	-	(21)
Proceeds from sale of asset	-	-	94
Change in restricted cash	-	-	5,895
Cash (used in) provided by investing activities	(181)	-	5,968

Cash flows from financing activities
Distributions	(2,565)	(2,582)	(2,586)
Redemption of limited partnership units	-	(342)	(276)
Cash used in financing activities	(2,565)	(2,924)	(2,862)

Net change in cash and cash equivalents	(1,782)	(1,367)	4,971
Cash and cash equivalents at beginning of year	6,247	7,614	2,643
Cash and cash equivalents at end of year	$4,465	$6,247	$7,614

Supplemental disclosure:
Taxes paid	$10	$14	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

1.           Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering, and we admitted new investors until the termination of the Offering in February 2005.  As of December 31, 2009, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.  We used the proceeds from the Offering, after deducting offering expenses, to acquire six office building properties.  As of December 31, 2009, five of the six properties we acquired remain in our portfolio.  We are not seeking to purchase additional properties at this time.  Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

During 2009 as in 2008, the U.S. economy experienced a significant downturn, which included disruptions in the broader financial and credit markets, declining consumer confidence and an increase in unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  We continue to work to meet the originally envisioned liquidation timeframe for the fund which lasts until 2013.

2.           Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of all of our wholly-owned subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation.  We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

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

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows (in thousands):

2010	$599
2011	459
2012	249
2013	137
2014	137

As of December 31, 2009 and 2008, respectively, accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2009	Improvements	Intangibles	Leases
Cost	$18,081	$5,687	$(358)
Less: depreciation and amortization	(3,491)	(3,473)	305
Net	$14,590	$2,214	$(53)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2008	Improvements	Intangibles	Leases
Cost	$17,900	$5,408	$(388)
Less: depreciation and amortization	(2,754)	(2,793)	263
Net	$15,146	$2,615	$(125)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

During 2009 as in 2008, the real estate market experienced difficult conditions including high inventory levels, tightening of the credit market and weak consumer confidence.  There were no impairment charges for long-lived assets for the years ended December 31, 2009, 2008 and 2007.  In the event that market conditions continue to decline in the future or the current difficult market conditions extend beyond our expectations, impairments may be necessary in the future.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties.  We had an allowance for doubtful accounts of approximately $2,700 at December 31, 2009 and we had no allowance for doubtful accounts at December 31, 2008.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. For the year ended December 31, 2009, the total net increase to rental revenue due to straight line rent adjustment was approximately $170,000. For the year ended December 31, 2008, the total net decrease to rental revenue due to straight line rent adjustment was approximately $9,400 and for the year ended December 31, 2007, the total net increases to rental revenues due to straight-line rent adjustments was approximately $56,000. Our rental revenue also includes amortization of above and below market leases.  Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we are generally not subject to income tax.  On May 18, 2006, the State of Texas enacted a new law which replaced the then-current state franchise tax with a “margin tax.”  In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the years ended December 31, 2009 and 2008, we recognized a provision for current tax expense of approximately $8,000 and $13,000, respectively, and a deferred tax expense of approximately $800 and $400, respectively, related to the Texas margin tax.  During the year ended December 31, 2007, we recognized a provision for current tax expense of approximately $14,000 and a deferred tax benefit of approximately $400 related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the years ended December 31, 2009, 2008 and 2007.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

In April 2009, the FASB issued additional guidance for estimating fair value when there has been a significant decrease in market activity for a financial asset.  This accounting guidance re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept.  It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This guidance is applied prospectively to all fair value measurements where appropriate and is effective for interim and annual periods ending after June 15, 2009.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued the Accounting Standards Codification (“Codification”).  The Codification is the source and organization of GAAP recognized by the FASB to be applied by nongovernmental entities.  The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard did not have a material impact on our consolidated financial position and results of operations.

4.           Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2009 were as follows (in thousands):

2010	$2,499
2011	1,654
2012	1,008
2013	549
2014	499
Thereafter	1,226
$7,435

The future base rental payments above are exclusive of contingent rental payments.  Rental revenue in 2009, 2008 and 2007 did not include any contingent revenue.

               As of December 31, 2009, four of our tenants accounted for 10% or more of our aggregate annual rental revenues from our properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1.7 million or approximately 43% of our aggregate annual rental revenues for the year ended December 31, 2009.  Our lease with Raytheon Company expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leases 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $839,000, or approximately 22% of our aggregate annual rental revenues.  Our lease with ACS expires on September 30, 2010.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $492,000, or approximately 13% of our aggregate annual rental revenues.  Our lease with Air Systems Components, LP expires on October 31, 2010.  SunGard Financial System, Inc., which conducts financial clearing activities, data warehousing and disaster recovery for computer operations, leases all of the Hopkins Building and accounted for approximately $388,000 of our rental revenue or approximately 10% of our aggregate annual rental revenue.  Our lease with SunGard expires on March 31, 2018.  We have already begun the process of finding new tenants to replace the leases that will expire during 2010.

5.           Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Property taxes	$480	$621
Tenant escrows	206	205
Audit fees	62	80
Tax preparation fees	57	20
Accrued operating expenses	32	43
Miscellaneous	63	73
	$900	$1,042

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

6.           General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2009, 2008 and 2007 consisted of the following (in thousands):

	2009	2008	2007
Advisor administrative services	$178	$120	$-
Auditing expense	113	205	126
Tax preparation fees	102	27	9
Legal expense	53	35	41
Directors' and officers' insurance	48	26	39
Transfer agent fees	46	55	43
Printing fees	35	57	45
Sarbanes-Oxley fees	22	16	83
Advisory board fees	-	-	11
Other	7	33	11
	$604	$574	$408

7.           Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  We record all distributions when declared, except that the units issued through the DRIP were recorded when the units were actually issued.

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

The following are the distributions declared during the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008

Fourth Quarter	$647	$647
Third Quarter	646	646
Second Quarter	640	643
First Quarter	632	645

	$2,565	$2,581

8.           Related Party Arrangements

              The General Partners and certain of their affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, and have received fees in the past in connection with the Offering and acquisitions.  Our General Partners have agreed that all of the financial benefits of serving as our general partners will be allocated to Behringer Advisors I since the day-to-day responsibilities of serving as our general partner will be performed by Behringer Advisors I through the executive officers of its general partner.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LP, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the years ended December 31, 2009, 2008 and 2007, we incurred property management fees payable to our Property Manager or its affiliates of approximately $141,000, $145,000, and $158,000, respectively

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fee may be deferred and paid in a subsequent year.  During each of the years ended December 31, 2009 and 2008 we incurred asset management fees of approximately $138,000.  For the year ended December 31, 2007 we incurred asset management fees of approximately $140,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.  For the year ended December 31, 2009 and 2008, we incurred such costs for administrative services totaling $178,000 and $120,000, respectively.  We incurred and expensed no such costs for the year ended December 31, 2007.

At December 31, 2009, we had payables to related parties of approximately $72,000, which consisted of approximately $52,000 for direct expenses and services and approximately $20,000 for management fees payable to our Property Manager and Behringer Advisors I.  At December 31, 2008, we had payables to related parties of approximately $94,000, which consisted of approximately $84,000 for direct expenses and services and approximately $10,000 for management fees payable to our Property Manager and Behringer Advisors I.

In connection with the sale of our properties, we will pay Behringer Advisors I or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of:  (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to limited partners from the sale proceeds of an amount which, together with prior distributions to the limited partners, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions.  Subordinated disposition fees that are not payable at the date of sale, because limited partners have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied.  In addition, after the limited partners have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will the General Partners receive in the aggregate more than 15% of sale proceeds remaining after the limited partners have received a return of their net capital contributions.  Since the above conditions have not been met at this time, we incurred no such disposition fees for the years ended December 31, 2009, 2008 or 2007.

We are dependent on Behringer Advisors I and our Property Manager for certain services that are essential to us, including asset disposition decisions, property management and leasing services and other general and administrative responsibilities.  In the event that these companies were unable to provide the respective services to us, we would be required to obtain such services from other sources.

9.           Discontinued Operations

               There were no discontinued operations during the years ended December 31, 2009 and 2008. On December 28, 2006, we sold the Northpoint Property, which contained approximately 79,000 rentable square feet (unaudited), to an unaffiliated third party for a contract sale price of approximately $6.3 million and realized a gain on the sale.  The results of operations for the Northpoint Property are classified as discontinued operations in the accompanying consolidated statements of operations.  The results for the year ended December 31, 2007 represent the final settlements for operations of the Northpoint Property.  The following table summarizes the results of discontinued operations for the year ended December 31, 2007 (in thousands):

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

Year ended
December 31, 2007

Rental revenue	$10

Expenses
Property operating expenses	5
Total expenses	5

Income from discontinued operations	$5

10.          Fair Value Disclosure of Financial Instruments

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

As of December 31, 2009 and 2008, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimate presented herein is based on information available to management as of December 31, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amount, such amount has not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

11.          Income Tax Basis Net Income (Unaudited)

Our income tax basis net income for the years ended December 31, 2009, 2008, and 2007, is recalculated as follows (in thousands):

	2009	2008	2007

Net income for financial statement purposes	$165	$141	$756

Start-up and organizational costs	(6)	(35)	(35)
Bad debt expense	3	(8)	7
Straight line rent	(170)	9	(56)
Prepaid rent	(4)	(67)	(32)
Depreciation	(41)	(49)	(50)
Amortization	639	708	844
Other	1	-	16
Net income for income tax purposes	$587	$699	$1,450

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements

12.           Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2009 and 2008 (in thousands, expect per unit amounts):

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Rental Revenues	$981	$1,024	$958	$916
Net income	$14	$75	$31	$45
Weighted average number of
limited partnership units outstanding	4,275	4,275	4,275	4,275
Basic and diluted net income per limited partnership unit	$-	$0.02	$0.01	$0.01

	2008 Quarters Ended
	March 31	June 30	September 30	December 31

Rental Revenues	$943	$968	$1,059	$895
Net income (loss)	$27	(1)	$136	(21)
Weighted average number of
limited partnership units outstanding	4,309	4,298	4,275	4,275
Basic and diluted net income (loss) per limited partnership unit	$0.01	$-	$0.03	$(0.01)

13.	Subsequent Events

On February 3, 2010, Behringer Harvard Hopkins, LLC, our wholly-owned subsidiary , entered into a contract for the sale of a one-story office building containing approximately 29,660 of rentable square feet, located on approximately 2.5 acres of land (the “Hopkins Building”), located in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota to an unaffiliated buyer, Ford Parkway, LLC (“Ford Parkway”). The contract sales price for the Hopkins Building is approximately $2.9 million.  Ford Parkway made an earnest money deposit of $50,000 as required by the contract, which is refundable until the termination of an inspection period.  If the sale is consummated, the general partners currently anticipate distributing the net proceeds of the sale to the limited partners and would also consider reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

*****

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Behringer Harvard Mid-Term Value Enhancement Fund I LP
Addison, Texas

We have audited the consolidated financial statements of Behringer Harvard Mid-Term Value Enhancement Fund I LP and subsidiaries (the “Partnership”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 31, 2010; such financial statements and report are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Partnership listed in Item 15.  The financial statement schedules are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas
March 31, 2010

Behringer Harvard Mid Term Value Enhancement Fund I LP
Valuation and Qualifying Accounts
Schedule II
(in thousands)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Expenses (Recoveries)	Deductions	Balance at End of Year
Year ended December 31, 2009	$-	$3	$-	$3

Year ended December 31, 2008	$8	$(6)	$2	$-

Year ended December 31, 2007	$1	$7	$-	$8

Behringer Harvard Mid Term Value Enhancement Fund I LP
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2009
(in thousands)

		Initial cost		Cost capitalized	Gross amount
				subsequent	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Land	Buildings	to acquisition	close of period	depreciation	construction	acquired	life

Hopkins Building	Minneapolis, MN	$786	$2,225	$52	$3,063	$520	1981	3/12/04	(1)
Tucson Way	Denver, CO	800	5,654	67	6,521	1,181	1985	10/19/04	(1)
2800 W. Mockingbird	Dallas, TX	2,557	3,100	41	5,698	597	1940	3/11/05	(1)
Parkway Vista	Dallas, TX	952	3,725	268	4,945	721	2002	6/8/05	(1)
ASC Building	Dallas, TX	587	2,918	31	3,536	472	2000	12/21/05	(1)
Totals (2)		$5,682	$17,622	$459	$23,763	$3,491

(1) Each of our buildings has a depreciable life of 25 years.
(2) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2009	December 31, 2008	December 31, 2007

Real Estate:
Balance at beginning of year	$23,582	$23,585	$23,607
Additions	181	-	21
Disposals and write-offs	-	(3)	-
Cost of real estate sold	-	-	(43)
Balance at end of the year	$23,763	$23,582	$23,585

Accumulated depreciation:
Balance at beginning of year	$2,754	$2,029	$1,306
Depreciation expense	737	725	723
Disposals	-	-	-
Balance at end of the year	$3,491	$2,754	$2,029

*****

Index to Exhibits

Exhibit Number	Description

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

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

10.1
Form of Amended and Restated Property Management and Leasing Agreement between Registrant and HPT Management Services LLC (previously filed and incorporated by reference to Post-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

10.2
Purchase Agreement between Behringer Harvard Northpoint I LP, as seller, and Medical Edge Healthcare Group, Inc., as purchaser, regarding the Northpoint Property (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.3
First Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.4
Second Amendment to Purchase Agreement between Behringer Harvard Northpoint I LP and Medical Edge Healthcare Group, Inc. (previously filed and incorporated by reference to Form 8-K filed on January 4, 2007)

10.5
Purchase Agreement between Behringer Harvard Hopkins LLC, as seller, and Ford Parkway, LLC, as purchaser, regarding the Hopkins Building (previously filed and incorporated by reference to Form 8-K filed on February 9, 2010)

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