Form 10-Q
period 2010-03-31
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2010-05-17
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

Item 1.                Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	March 31,	December 31,
	2010	2009
Assets
Real estate
Land	$5,566	$5,682
Buildings and improvements, net	14,234	14,590
Total real estate	19,800	20,272

Cash and cash equivalents	4,238	4,465
Accounts receivable, net	558	601
Prepaid expenses and other assets	41	35
Lease intangibles, net	1,985	2,214

Total assets	$26,622	$27,587

Liabilities and partners' capital
Liabilities
Accounts payable	$215	$141
Payables to related parties	68	72
Acquired below-market leases, net	35	53
Distributions payable	218	218
Accrued liabilities	957	900
Total liabilities	1,493	1,384

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized; 4,275,187 units issued and outstanding at March 31, 2010 and December 31, 2009	25,128	26,202
General partners	1	1
Total partners' capital	25,129	26,203

Total liabilities and partners' capital	$26,622	$27,587

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three Months	Three Months
	ended	Ended
	March 31, 2010	March 31, 2009

Rental revenue	$928	$981

Expenses
Property operating expenses	234	188
Real estate taxes	172	190
Property and asset management fees	69	73
Asset impairment loss	409	-
General and administrative	144	181
Depreciation and amortization	362	347
Total expenses	1,390	979

Interest income	24	16
Income (loss) before income taxes	(438)	18

Provision for income taxes	3	4
Net income (loss)	$(441)	$14

Net income (loss) allocated to limited partners	$(441)	$14

Weighted average number of limited partnership units outstanding	4,275	4,275

Basic and diluted net income (loss) per limited partnership unit	$(0.10)	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2009	$28,602	$-	4,275	$1	$-	$28,603

Distributions to limited partners	(2,400)	(165)				(2,565)

Net income		165			-	165

Balance as of December 31, 2009	26,202	-	4,275	1	-	26,203

Distributions to limited partners	(633)	-				(633)

Net loss		(441)			-	(441)

Balance as of March 31, 2010	$25,569	$(441)	4,275	$1	$-	$25,129

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net income (loss)	$(441)	$14
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Asset impairment loss	409	-
Depreciation and amortization	362	344
Change in accounts receivable	43	18
Change in prepaid expenses and other assets	(6)	3
Change in lease intangibles	(1)	(299)
Change in accounts payable	74	15
Change in payables to related parties	(4)	(17)
Change in accrued liabilities	56	(352)
Cash provided by (used in) operating activities	492	(274)

Cash flows used in investing activities
Purchases of property and equipment	(86)	(28)

Cash flows used in financing activities
Distributions	(633)	(632)

Net change in cash and cash equivalents	(227)	(934)
Cash and cash equivalents at beginning of period	4,465	6,247
Cash and cash equivalents at end of period	$4,238	$5,313

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization.

 General Description of Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of March 31, 2010, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of March 31, 2010, five of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 236,000 rentable square feet.  On April 15, 2010, we sold one of the five buildings included in our portfolio.  We are not currently seeking to purchase any additional properties for our portfolio.

Our Agreement of Limited Partnership, as amended (the “Partnership Agreement”), provides that we will continue in existence until the earlier of December 31, 2022 or termination of the Partnership pursuant to the dissolution and termination provisions of the Partnership Agreement.

2.            Interim Unaudited Financial Information

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted in this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of March 31, 2010, consolidated statements of operations, consolidated statements of partners’ capital and cash flows for the three month periods ended March 31, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of March 31, 2010 and December 31, 2009 and the results of our operations and cash flows for the periods ended March 31, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Real Estate

Upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets, and asset retirement obligations based on their relative fair values.  Identified intangible assets consist of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.  Acquisition-related costs are expensed as incurred.  Initial valuations are subject to change until our information is finalized, which is no later than 12 months from the acquisition date.

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

Anticipated amortization associated with acquired lease intangibles for the period from April 1 through December 31, 2010 and for each of the following four years ended December 31 is as follows (in thousands):

April 1 - December 31, 2010	$436
2011	451
2012	243
2013	130
2014	130

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows (in thousands):

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

			Acquired
	Buildings and	Lease	Below-Market
As of March 31, 2010	Improvements	Intangibles	Leases
Cost	$17,912	$5,648	$(357)
Less: depreciation and amortization	(3,678)	(3,663)	322
Net	$14,234	$1,985	$(35)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2009	Improvements	Intangibles	Leases
Cost	$18,081	$5,687	$(358)
Less: depreciation and amortization	(3,491)	(3,473)	305
Net	$14,590	$2,214	$(53)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

In evaluating our real estate for impairment, management uses appraisals and makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

At March 31, 2010, we were contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million for the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value.  The asset was subsequently sold during the second quarter of 2010.  There was no asset impairment loss for the three months ended March 31, 2009.  In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges could have an adverse effect on our consolidated financial position and operations.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties. We had an allowance for doubtful accounts of approximately $1,700 and $2,700 at March 31, 2010 and December 31, 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the three months ended March 31, 2010 and 2009, the total net increases to rental revenues due to straight-line rent adjustments were approximately $40,000 and $26,000, respectively.  Our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the three months ended March 31, 2010, we recognized a provision for current tax expense of approximately $2,500 and a deferred tax expense of approximately $600 and for the three months ended March 31, 2009, we recognized a provision for current tax expense of approximately $3,000, and a deferred tax expense of approximately $800, related to the Texas margin tax.  The Partnership does not have any entity level uncertain tax positions.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the three months ended March 31, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

Net Income (Loss) Per Limited Partnership Unit

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

4.           New Accounting Pronouncements

There have been no changes during the first quarter of 2010 related to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

5.           Fair Value of Financial Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established by the FASB that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Nonrecurring Fair Value Measurements

Impairment of Long-Lived Asset

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  At March 31, 2010, we were contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million for the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value.  The asset was subsequently sold during the second quarter of 2010.  There was no asset impairment loss for the three months ended March 31, 2009.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during March 31, 2010 (in thousands):

				Total	Gain
March 31, 2010	Level 1	Level 2	Level 3	Fair Value	(Loss)
Real estate	$2,367	$-	$-	$2,367	$(409)

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures

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

As of March 31, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimates presented herein are based on information available to management as of March 31, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

 6.           Real Estate

We wholly owned the following five properties at March 31, 2010 and December 31, 2009:

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

              We sold the Hopkins Building on April 15, 2010.  As of March 31, 2010, there was no effective purchase agreement, as the amended purchase and sale agreement had expired due to the fact that the buyer had not yet given notice that financing for the transaction had been secured.  As a result, the probability that the sale would be completed within a year was not likely to occur.  Therefore, in accordance with the requirements found in Accounting Standards Codification 360, the Hopkins Building is not classified as held for sale in our financial statements at March 31, 2010.

7.           Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  We record all distributions when declared.  Distributions payable at March 31, 2010 was approximately $218,000.  The following are the total distributions declared during the first quarter of 2010 and 2009 (in thousands):

	2010	2009

First Quarter	$633	$632

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In addition, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.  While remaining portfolio liquidation may be delayed because of current economic challenges, we are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets, and on April 15, 2010, we sold the Hopkins Building.  The general partners currently anticipate distributing the net proceeds of the sale to the limited partners and are also considering reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the three months ended March 31, 2010 and 2009, we incurred property management fees payable to our Property Manager, of approximately $35,000 and $38,000, respectively.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During each of the three months ended March 31, 2010 and 2009, we incurred asset management fees of approximately $34,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.   For the three months ended March 31, 2010 and 2009 we incurred and expensed such costs for administrative services totaling approximately $43,000 and $69,000, respectively.

At March 31, 2010, we had payables to related parties of approximately $68,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

9.	Subsequent Events

On April 15, 2010, Behringer Harvard Hopkins, LLC, our wholly owned subsidiary, sold the Hopkins Building to an unaffiliated buyer, Ford Parkway, LLC for approximately $2.9 million.  The general partners currently anticipate distributing the net proceeds of the sale to the limited partners and are also considering reducing the normal distribution to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Partnership,and our subsidiaries, including our ability to rent space on favorable terms and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution unitholders not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC and the factors described below:

•	market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain the executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates: and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Quarterly Report on Form 10-Q reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

 On January 14, 2010, Behringer Advisors I, our co-general partner, calculated a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REIT’s and direct participation programs such as ours.  As of March 31, 2010 the estimated valuation per limited partnership unit remains $7.09, adjusted from the previously estimated valuation of $10.00 per unit.  As contemplated by our partnership agreement, Behringer Advisors I will update its estimated per unit valuation annually.  In addition, if the general partners determine to distribute net sale proceeds upon the sale of one of our remaining properties, the general partners would generally adjust the estimated per unit valuation for that distribution.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs.

In evaluating our real estate for impairment, management uses appraisals and makes several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Overview

During the first quarter of 2010, the economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

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

At March 31, 2010 and 2009, we wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.

Results of Operations

On April 15, 2010, we sold one of our office buildings included in our portfolio at March 31, 2010.  As a result, management expects decreases in most operating categories in the future.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

Rental Revenue.  Rental revenue for the three months ended March 31, 2010 and 2009 was approximately $928,000 and $981,000, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The decrease in rental revenue for the three months ended March 31, 2010 was primarily due to a reduction in the amount of expense reimbursements from tenants.

Property Operating Expenses.  Property operating expenses for the three months ended March 31, 2010 and 2009  were $234,000 and $188,000, respectively, and were comprised of expenses related to the operations of our properties. The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the three months ended March 31, 2010.

Real Estate Taxes.  Real estate taxes for the three months ended March 31, 2010 and 2009 were $172,000 and $190,000, respectively.  The decrease in real estate taxes for the three months ended March 31, 2010 is due to a decrease in valuations by taxing authorities.

Property and Asset Management Fees.  Property and asset management fees for the three months ended March 31, 2010 and 2009 were $69,000 and $73,000 respectively.

Asset Impairment Loss.  At March 31, 2010, we were contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million for the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value.  There was no asset impairment loss for the three months ended March 31, 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended March 31, 2010 and 2009 were $144,000 and $181,000, respectively. General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The decrease in general and administrative expenses is primarily due to a decrease in administrative services from Behringer Advisors I, our general partner.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 was $362,000 and $347,000, respectively, and was comprised of depreciation and amortization of buildings and real estate intangibles associated with our five properties.

Cash Flow Analysis

               Cash provided by operating activities for the three months ended March 31, 2010 was $492,000 and was comprised of the net loss of $441,000, adjusted for an asset impairment loss of $409,000 and depreciation and amortization of approximately $362,000, partially offset by changes in working capital accounts of $163,000.  Cash used in operating activities for the three months ended March 31, 2009 of approximately $274,000 was primarily comprised of net income of $14,000, adjusted for depreciation and amortization of approximately $344,000 partially offset by a change in lease intangibles of approximately $299,000 and changes in working capital accounts of $333,000.

Cash used in investing activities for the three months ended March 31, 2010 and 2009 of approximately $86,000 and $28,000, respectively, was comprised of purchases of property and equipment.

Cash used in financing activities consisted of distributions for the three months ended March 31, 2010 and 2009 of approximately $633,000 and $632,000, respectively.

Liquidity and Capital Resources

Our cash and cash equivalents was approximately $4.2 million at March 31, 2010.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and from cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we continue to pay monthly distributions at a 6% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  In addition, as discussed elsewhere in this Form 10-Q, we recently sold our Hopkins Building in Minneapolis, Minnesota.  As a result, of the sale and the resulting reduced revenue to the Partnership, the general partners are considering reducing the normal distribution.  In addition, if current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Additionally, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  Our General Partners may also make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

We are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets, and on April 15, 2010, we sold one of the five buildings included in our portfolio at March 31, 2010.  The general partners currently anticipate distributing the net proceeds of the sale to the limited partners.  The current lack of available credit may affect our ability to dispose of additional properties due to potential purchasers being unable to obtain financing.

As of March 31, 2010, our portfolio was 96% leased as compared to 95% as of March 31, 2009. The major tenants in our portfolio include Raytheon Company, Government Records Services, Inc., part of ACS, Air Systems  Components, LP.  Minneapolis, Denver, Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 236,000 square feet of leasable space, 43% is due to expire in the next 12 months and we have already begun the process of finding new tenants to fill those vacancies.  In addition, we collected 100% of our base rent from our tenants for the year 2009 and for the first quarter of 2010, which is a good indication of credit quality and stability.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) has been provided in accordance with GAAP.  Our calculations of NOI for the three months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Rental revenue	$928	$981

Operating expenses
Property operating expenses	234	188
Real estate taxes	172	190
Property and asset management fees	69	73
Less: Asset management fees	(34)	(34)
Total operating expenses	441	417

Net operating income	$487	$564

Reconciliation of NOI to Net Income (loss)
Net operating income	$487	$564

Less: General and administrative	(144)	(181)
Depreciation and amortization	(362)	(347)
Asset management fees	(34)	(34)
Asset impairment loss	(409)	-
Provision for income taxes	(3)	(4)
Add: Interest income	24	16

Net income (loss)	$(441)	$14

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, non-cash impairment charges and adjustments for gain from sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three months ended March 31, 2010 and 2009 are presented below (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2010	March 31, 2009

Net income (loss)	$(441)	$14

Asset impairment loss	409	-
Depreciation and amortization	362	347
Less: Capital improvements	(86)	(28)

Net cash from operations	$244	$333

Disposition Policies

We intend to hold the various real properties in which we have invested until such time as sale or other disposition appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met.  In deciding whether to sell remaining properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to our limited partners.  Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon our termination on December 31, 2022, or earlier if our General Partners determine to liquidate us, or, after February 19, 2013, if investors holding a majority of the units vote to liquidate us in response to a formal proxy to liquidate.  Instead of causing us to liquidate, our General Partners, in their sole discretion, may determine to offer to limited partners the opportunity to convert their units into interests in another public real estate program sponsored by our General Partners or their affiliates, through a plan of merger, plan of exchange or plan of conversion, provided that the transaction is approved by holders of such percentage of units as determined by our General Partners, but not less than a majority and excluding those held by our General Partners and their affiliates.  If such an opportunity is provided to our limited partners, it may involve the distribution to limited partners of freely traded securities that are listed on a securities exchange.

Cash flow from operations will not be invested in the acquisition of real estate properties.  However, in the discretion of our General Partners, cash flow may be held as working capital reserves or used to make capital improvements to existing properties.  In addition, net sale proceeds generally will not be reinvested but will be distributed to the partners, unless our General Partners determine that it is in our best interest to reinvest the proceeds of any particular sale in other real estate investments in order to meet our investment objectives.  We will not reinvest the proceeds from any sale in additional properties unless our General Partners determine it is likely that we would be able to hold such additional properties for a sufficient period of time prior to the termination of the fund in order to satisfy our investment objectives with respect to that investment.  Thus, we are intended to be self-liquidating in nature.  In addition, our Partnership Agreement prohibits us from reinvesting proceeds from the sale or refinancing of our properties.  Our General Partners may also determine not to distribute net sale proceeds if such proceeds are, in the discretion of our General Partners:

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

Item 4T.                Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of March 31, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of March 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.                   Legal Proceedings.

We are not a party to, and none of our properties are subject to, any material pending legal proceedings.

Item 1A.                Risk Factors.

 There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   (Removed and Reserved).

Item 5.                   Other Information.

None.

Item 6.                   Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: May 17, 2010	By:	/s/ Gary S. Bresky
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