Form 10-Q
period 2010-06-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2010-08-16
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Quarter Ended June 30, 2010

PART I
FINANCIAL INFORMATION

Item 1.                Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	June 30,	December 31,
	2010	2009
Assets
Real estate
Land	$4,895	$5,682
Buildings and improvements, net	12,625	14,590
Total real estate	17,520	20,272

Cash and cash equivalents	3,408	4,465
Accounts receivable, net	415	601
Prepaid expenses and other assets	26	35
Lease intangibles, net	1,600	2,214

Total assets	$22,969	$27,587

Liabilities and partners' capital
Liabilities
Accounts payable	$13	$141
Payables to related parties	65	72
Acquired below-market leases, net	16	53
Distributions payable	105	218
Accrued liabilities	734	900
Total liabilities	933	1,384

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized; 4,275,187 units issued and outstanding at June 30, 2010 and December 31, 2009	22,035	26,202
General partners	1	1
Total partners' capital	22,036	26,203

Total liabilities and partners' capital	$22,969	$27,587

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three Months	Three Months	Six Months	Six Months
	ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Rental revenue	$1,026	$924	$1,854	$1,813

Expenses
Property operating expenses	205	214	438	400
Real estate taxes	146	151	291	317
Property and asset management fees	65	68	130	135
General and administrative	157	125	300	306
Depreciation and amortization	330	337	658	656
Total expenses	903	895	1,817	1,814

Interest income	7	12	31	28
Income from continuing operations before income taxes	130	41	68	27

Provision (benefit) for income taxes	-	(1)	3	3
Income from continuing operations	130	42	65	24

Income (loss) from discontinued operations	4	33	(372)	65

Net income (loss)	$134	$75	$(307)	$89

Net income (loss) allocated to limited partners	$134	$75	$(307)	$89

Weighted average number of limited partnership units outstanding	4,275	4,275	4,275	4,275

Basic and diluted net income (loss) per limited partnership unit
Income from continuing operations	$0.03	$0.01	$0.02	$0.01
Income (loss) from discontinued operations	-	0.01	(0.09)	0.01
Basic and diluted net income (loss) per limited partnership unit	$0.03	$0.02	$(0.07)	$0.02

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2009	$28,602	$-	4,275	$1	$-	$28,603

Distributions to limited partners	(2,400)	(165)				(2,565)

Net income		165			-	165

Balance as of December 31, 2009	26,202	-	4,275	1	-	26,203

Distributions to limited partners	(3,860)	-				(3,860)

Net loss		(307)			-	(307)

Balance as of June 30, 2010	$22,342	$(307)	4,275	$1	$-	$22,036

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net income (loss)	$(307)	$89
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset impairment loss	409	-
Depreciation and amortization	701	713
Change in accounts receivable	4	1
Change in prepaid expenses and other assets	9	25
Change in lease intangibles	(25)	(314)
Change in accounts payable	(128)	(13)
Change in payables to related parties	(7)	(47)
Change in accrued liabilities	(133)	(305)
Cash provided by operating activities	523	149

Cash flows from investing activities
Purchases of property and equipment	(123)	(107)
Proceeds from sale of asset	2,516	-
Cash provided by (used in) investing activities	2,393	(107)

Cash flows used in financing activities
Distributions	(3,973)	(1,279)

Net change in cash and cash equivalents	(1,057)	(1,237)
Cash and cash equivalents at beginning of period	4,465	6,247
Cash and cash equivalents at end of period	$3,408	$5,010

Supplemental disclosure:
Taxes paid	$9	$10

Non-cash investing activities:
Property and equipment additions and purchases of real estate in accrued liabilities	$-	$55

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization.

General Description of Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of June 30, 2010, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of June 30, 2010, four of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 206,000 rentable square feet.  We are not currently seeking to purchase any additional properties for our portfolio.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of June 30, 2010, consolidated statements of operations, partners’ capital and cash flows for the periods ended June 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of June 30, 2010 and December 31, 2009 and the results of our operations and cash flows for the periods ended June 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Anticipated amortization associated with acquired lease intangibles for the period from July 1 through December 31, 2010 and for each of the following four years ended December 31 is as follows (in thousands):

July 1 - December 31, 2010	$278
2011	451
2012	243
2013	130
2014	130

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows (in thousands):

			Acquired
	Buildings and	Lease	Below-Market
As of June 30, 2010	Improvements	Intangibles	Leases
Cost	$15,926	$5,312	$(261)
Less: depreciation and amortization	(3,301)	(3,712)	245
Net	$12,625	$1,600	$(16)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2009	Improvements	Intangibles	Leases
Cost	$18,081	$5,687	$(358)
Less: depreciation and amortization	(3,491)	(3,473)	305
Net	$14,590	$2,214	$(53)

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

In early 2010, we were contemplating purchase offers from unaffiliated third parties for a one-story office building containing approximately 29,660 square feet located on approximately 2.5 acres of land in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Building”) which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million during the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value.  The asset was subsequently sold during the second quarter of 2010, and as a result, the impairment loss is included in discontinued operations in our consolidated statement of operations for the six months ended June 30, 2010.  There was no asset impairment loss for the three months ended June 30, 2010 and the six months ended June 30, 2009.  In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such non-cash charges could have an adverse effect on our consolidated financial position and operations.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties. We had an allowance for doubtful accounts of approximately $2,800 and $2,700 at June 30, 2010 and December 31, 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the six months ended June 30, 2010 and 2009, the total net increases to rental revenues due to straight-line rent adjustments were approximately $1,800 and $49,000, respectively.  Our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the six months ended June 30, 2010, we recognized a provision for current tax expense of approximately $3,200 and for the six months ended June 30, 2009, we recognized a provision for current tax expense of approximately $2,700 and a deferred tax expense of approximately $400, related to the Texas margin tax.  The Partnership does not have any entity-level uncertain tax positions.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the six months ended June 30, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

4.           New Accounting Pronouncements

There have been no changes during the first six months of 2010 related to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

5.           Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established by the Financial Accounting Standard Board that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Nonrecurring Fair Value Measurements

Impairment of Long-Lived Asset

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  In early 2010, we were contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million which is included in discontinued operations in our consolidated statement of operations during the three months ended March 31, 2010, to adjust the carrying value of the asset to estimated fair value.  The asset was subsequently sold during the second quarter of 2010.  There was no asset impairment loss for the three months ended June 30, 2010 or six months ended June 30, 2009.

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

As of June 30, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimates presented herein are based on information available to management as of June 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.           Real Estate

We wholly owned the following four properties at June 30, 2010:

Property Name	Location	Approximate Rentable Square Footage	Description
Tucson Way	Denver, Colorado	70,660	Two-story office building
2800 W. Mockingbird	Dallas, Texas	73,349	One-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building
ASC Building	Dallas, Texas	28,880	One-story office building

The following information generally applies to all of our properties:

•	we believe all of our properties are adequately covered by insurance and suitable for their intended purposes;

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants; and

•	depreciation is provided on a straight-line basis over the estimated useful lives of the buildings of 25 years.

Disposition

    On April 15, 2010, we sold the Hopkins Building to an unaffiliated buyer, Ford Parkway, LLC.  Sungard Financial Systems LLC (“Sungard”) leased all of the Hopkins Building at the date of the sale. The contract sale price for the Hopkins Building was $2.9 million, exclusive of closing costs. See Note 3, "Summary of Significant Accounting Policies" for additional information regarding the Hopkins Building.

7.          Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  On April 15, 2010, we sold the Hopkins Building and with the successful sale of this asset, management decided to distribute proceeds of approximately $2.7 million in May, 2010 to our unit holders through a special distribution of $0.63 per unit.  With this distribution the current estimated per unit valuation of $7.09 has been adjusted to $6.46 per unit.  With the previous sale of the Northpoint Property in December 2006 and now with the sale of the Hopkins Building, there are fewer properties to support our fixed expenses and regular monthly distributions.  As a result, the General Partners determined to reduce the normal distribution rate to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We record all distributions when declared.  Distributions payable at June 30, 2010 were approximately $105,000.  The following are the total distributions declared during the first two quarters of 2010 and 2009 (in thousands):

	2010	2009

First Quarter	$633	$632
Second Quarter	3,227	640
	$3,860	$1,272

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions at the current rate.  In addition, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  If the current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.  While remaining portfolio liquidation may be delayed because of current economic challenges, we are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets which may result in a reduction or discontinuation of distributions in the future.

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the six months ended June 30, 2010, we incurred property management fees payable to our Property Manager of approximately $70,000, of which approximately $1,000 was included in discontinued operations.  During the six months ended June 30, 2009, we incurred property management fees of approximately $77,000, of which approximately $3,000 was included in discontinued operations.

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During the six months ended June 30, 2010 we incurred asset management fees of approximately $66,000, of which approximately $4,000 was included in discontinued operations.  We incurred asset management fees of approximately $69,000 during the six months ended June 30, 2009, of which approximately $7,000 was included in discontinued operations.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.   For the six months ended June 30, 2010 and 2009 we incurred and expensed such costs for administrative services totaling approximately $86,000 and $95,000, respectively.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

At June 30, 2010, we had payables to related parties of approximately $65,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

On April 15, 2010, we sold the Hopkins Building.  The contract sale price for the Hopkins Building was $2.9 million, exclusive of closing costs.  Operating results for the Hopkins Building for all periods are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Rental revenue	$15	$99	$115	$191

Expenses
Property operating expenses	1	2	2	4
Real estate taxes	4	26	31	51
Property and asset management fees	1	4	6	10
Asset impairment loss	-	-	409	-
Depreciation and amortization	5	34	39	61
Total expenses	11	66	487	126

Income (loss) from discontinued operations	$4	$33	$(372)	$65

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our accompanying financial statements and the notes thereto:

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of the Partnership, and our subsidiaries, including our ability to rent space on favorable terms and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our unitholders, the estimated per unit value of our limited partnership units and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

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

 On January 14, 2010, Behringer Advisors I, our co-general partner, calculated a new estimated value per limited partnership unit as of December 31, 2009.  As part of the valuation process, and as required by the Partnership Agreement, the general partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.  As of December 31, 2009, the estimated valuation per limited partnership unit was $7.09, adjusted from the original purchase price of $10.00 per unit.  On April 15, 2010, we sold the Hopkins Building and with the successful sale of this asset, management distributed in May 2010 virtually all of the net sales proceeds from this sale of approximately $2.7 million to our unit holders through a special distribution of $0.63 per unit.  With this distribution, the estimated per unit valuation of $7.09 was adjusted to $6.46 per unit. As required by our partnership agreement, Behringer Advisors I will continue to update its estimated per unit valuation annually.

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

Overview

During the first six months of 2010, the economy continued to experience a significant downturn, which included disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Three of our four real estate assets are located in Texas.  These assets are located in the Dallas-Fort Worth metropolitan area. This market and Texas in general have historically been more resistant to recessionary trends than much of the nation.  Although the June 2010 unemployment rate in Texas rose slightly from the same period a year ago, it is still well below the national rate.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009 and, according to the Federal Reserve Bank of Dallas, stood at 18.2% in the first quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

At June 30, 2010 and 2009, we wholly owned four and five properties, respectively.  Our remaining four properties combined contain approximately 206,000 rentable square feet.  As of June 30, 2010, our portfolio was 96% leased as compared to 95% as of June 30, 2009. The major tenants in our portfolio as of June 30, 2010 include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Systems Components, LP.  Denver and Dallas and its surrounding areas represent our geographic exposure.  Of our approximately 206,000 square feet of leasable space, 50% is due to expire in the next 12 months and we are in the process of finding new tenants to fill those vacancies.  We have received notice from the  single tenant at our 2800 W. Mockingbird property that they will not be renewing their lease which is set to expire in September 2010.  Also, on April 15, 2010, we sold the Hopkins Building and the results are included in discontinued operations for all periods presented.  As a result of all the changes described above, management expects decreases in most operating categories in the future.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended June 30, 2010 and 2009 was $1.0 million and $924,000, respectively and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.  The increase in rental revenue for the three months ended June 30, 2010 was primarily due to an increase in expense reimbursements during the quarter.

Property Operating Expenses.  Property operating expenses for the three months ended June 30, 2010 and 2009 were $205,000 and $214,000, respectively, and were comprised of expenses related to the daily operations of our properties. The decrease in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during 2009.

Real Estate Taxes.  Real estate taxes for the three months ended June 30, 2010 and 2009 were $146,000 and $151,000, respectively.  The decrease in real estate taxes for the three months ended June 30, 2010 is due to a decrease in valuations by taxing authorities.

Property and Asset Management Fees.  Property and asset management fees for the three months ended June 30, 2010 and 2009 were $65,000 and $68,000, respectively.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2010 and 2009 were $157,000 and $125,000, respectively. General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The increase in general and administrative expenses is primarily due to an increase in administrative services from Behringer Advisors I, our general partner.  Management expects future general and administrative expenses to remain relatively constant.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended    June 30, 2010 and 2009 were $330,000 and $337,000, respectively, and were comprised of depreciation and amortization of buildings and real estate intangibles associated with our four properties.

Discontinued Operations

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for the three months ended June 30, 2010 and 2009 represents operations of the Hopkins Building which was sold on April 15, 2010.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the six months ended June 30, 2010 and 2009 was $1.9 million and $1.8 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of  above-market and below-market leases.

Property Operating Expenses.  Property operating expenses for the six months ended June 30, 2010 and 2009 were $438,000 and $400,000, respectively, and were comprised of expenses related to the daily operations from our properties. The increase in property operating expenses is primarily due to non-recurring repairs and maintenance expenses incurred during the six months ended June 30, 2010.

Real Estate Taxes.  Real estate taxes for the six months ended June 30, 2010 and 2009 were $291,000 and $317,000 respectively.  The decrease in real estate taxes for the six months ended in June 30, 2010 is due to the decrease in valuations by taxing authorities.

Property and Asset Management Fees.  Property and asset management fees for the six months ended June 30, 2010 and 2009 were $130,000 and $135,000, respectively.

General and Administrative Expenses.  General and administrative expenses for the six months ended June 30, 2010 and 2009 were $300,000 and $306,000 respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 were $658,000 and $656,000, respectively, and were comprised of depreciation and amortization of buildings and intangibles at our four properties.

Discontinued Operations

Income (Loss) from Discontinued Operations. Income (loss) from discontinued operations for the six months ended June 30, 2010 and 2009 represents the operations of the Hopkins Building which was sold on April 15, 2010.

Cash Flow Analysis

Cash provided by operating activities for the six months ended June 30, 2010 was $523,000 and was comprised of the net loss of $307,000, adjusted for an asset impairment loss of $409,000 and depreciation and amortization of approximately $701,000, partially offset by changes in working capital accounts of $255,000.  Cash provided by operating activities for the six months ended June 30, 2009 of $149,000 was primarily comprised of net income of $89,000, adjusted for depreciation and amortization of approximately $713,000, partially offset by a change in lease intangibles of approximately $314,000 and changes in working capital accounts of $339,000.

Cash provided by investing activities for the six months ended June 30, 2010 was approximately $2.4 million and was comprised of the proceeds from the sale of the Hopkins Building of approximately $2.5 million, partially offset by purchases of property and equipment of approximately $123,000.  Cash used in investing activities for the six months ended June 30, 2009 was approximately $107,000 and was comprised of purchases of property and equipment.

Cash used in financing activities consisted of distributions for the six months ended June 30, 2010 and 2009 of approximately $4.0 million $1.3 million, respectively.  Increased distributions in 2010 were due to the distribution of approximately $2.7 million from the sale of the Hopkins Building in May 2010.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $3.4 million at June 30, 2010.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and from cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we are currently paying monthly distributions at a 3% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  In addition, if current economic conditions continue, our General Partners may determine to reduce our current distribution rate in order to conserve cash.  Additionally, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  Our General Partners may also make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

We are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets. On April 15, 2010 we sold the Hopkins Building and with the successful sale of this asset, management distributed the net sales proceeds of approximately $2.7 million to our unit holders through a special distribution of $0.63 per unit.  With this $0.63 per unit distribution, our estimated per unit valuation of $7.09 has been adjusted to $6.46 per unit.  As a result of the sale, the General Partners reduced the distribution rate to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset and the resulting higher general and administrative costs relative to revenues.  However, there is no guaranty that we will be able to continue to pay 3% distributions in the future if at all.  Our General Partners may determine it necessary to reduce or discontinue payment of future monthly distributions.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) has been provided in accordance with GAAP.  Our calculations of NOI for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Rental revenue	$1,026	$924	$1,854	$1,813

Operating expenses
Property operating expenses	205	214	438	400
Real estate taxes	146	151	291	317
Property and asset management fees	65	68	130	135
Less: Asset management fees	(31)	(31)	(62)	(62)
Total operating expenses	385	402	797	790

Net operating income	$641	$522	$1,057	$1,023

Reconciliation of NOI to Net Income (loss)
Net operating income	$641	$522	$1,057	$1,023

Less: General and administrative	(157)	(125)	(300)	(306)
Depreciation and amortization	(330)	(337)	(658)	(656)
Asset management fees	(31)	(31)	(62)	(62)
(Provision) benefit for income taxes	-	1	(3)	(3)
Add: Interest income	7	12	31	28
Income (loss) from discontinued operations	4	33	(372)	65

Net income (loss)	$134	$75	$(307)	$89
Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, non-cash impairment charges and adjustments for gain on sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss)	$134	$75	$(307)	$89

Depreciation and amortization	339	370	701	717
Less: Capital improvements	(37)	(79)	(123)	(107)

Net cash from operations	$436	$366	$271	$699

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of June 30, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of June 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended     June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                  Defaults Upon Senior Securities.

None.

Item 4.                  (Removed and Reserved).

Item 5.                  Other Information.

Peachtree Partners Mini-Tender Offer

We are aware that our unitholders may have received an unsolicited “mini-tender” offer from Peachtree Partners (“Peachtree”) to purchase up to 4,275,187 units, or 4.9%, of the units of the Partnership for a price of $4.00 per unit, less fees of $175 and net of any distributions paid after July 29, 2010.  Peachtree’s mini-tender offer is titled as a “Repurchase Agreement” and an “Offer to Repurchase.”

We believe that Peachtree uses these titles to confuse our unitholders, or make our unitholders think that we are somehow involved with this mini-tender offer.  We do not recommend or endorse Peachtree’s mini-tender offer and are not affiliated with Peachtree, the offer or the offer documentation.

Although each limited partner has his or her individual liquidity needs and must evaluate the offering accordingly, we recommend that limited partners not tender their units to Peachtree.  If a unitholder has agreed to tender his or her units, we recommend that the unitholder contact Peachtree immediately and withdraw and rescind the tender in writing.

We have noted that Peachtree clearly states in the offer:

●	Peachtree is seeking to acquire units “intending to make a profit in the future.” In other words, their stated intention is to offer less than they believe our units are worth.
●	Peachtree materially misstates that the Partnership owns five properties and one, a property in Texas, is for sale and that it is unknown whether the sale will be successful. In fact, with the completed sale of the Hopkins Building in Minnesota in April 2010 as reported in our SEC filings, the Partnership currently owns four properties and proceeds from the Hopkins Building sale of approximately $2.7 million, or $0.63 per unit, were distributed to our limited partners in May 2010.
●	Peachtree goes on to state that “[Peachtree] is unaware of any plans to sell the remaining properties and liquidate the partnership.” In fact, management has stated that we are in the liquidation period of the Partnership and will sell the remaining properties in a way that maximizes the available return for investors. Management believes that this liquidation can still be accomplished within the planned lifetime of the Partnership.
●	One of the principals of Peachtree entered into a consent agreement with the Securities and Exchange Commission in 2003 enjoining him from offering, making or engaging in mini-tenders for a public company’s equity securities.

The offer price is substantially below the May 2010 estimated valuation of $6.46 per unit.

The Securities and Exchange Commission has cautioned investors about offers of this nature.  For more information, we suggest you visit the SEC’s website at www.sec.gov/investor/pubs/minitend.htm.

We will begin mailing a response to our unitholders on or before August 20, 2010 recommending that our unitholders not tender their units.

Item 6.                  Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: August 16, 2010	By:	/s/ Gary S. Bresky
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
______________________

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