Form 10-Q
period 2010-09-30
BEHRINGER HARVARD MID TERM VALUE ENHANCEMENT FUND I LP
filed 2010-11-15
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
[Mark One]
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
FORM 10-Q
Quarter Ended September 30, 2010

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Balance Sheets
(Unaudited)
(in thousands, except unit amounts)

	September 30,	December 31,
	2010	2009
Assets
Real estate
Land	$4,631	$5,682
Buildings and improvements, net	11,401	14,590
Total real estate	16,032	20,272

Cash and cash equivalents	3,473	4,465
Accounts receivable, net	437	601
Prepaid expenses and other assets	16	35
Lease intangibles, net	1,235	2,214

Total assets	$21,193	$27,587

Liabilities and partners' capital
Liabilities
Accounts payable	$2	$141
Payables to related parties	49	72
Acquired below-market leases, net	2	53
Distributions payable	105	218
Accrued liabilities	888	900
Total liabilities	1,046	1,384

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized; 4,275,187 units issued and outstanding at September 30, 2010 and December 31, 2009	20,146	26,202
General partners	1	1
Total partners' capital	20,147	26,203

Total liabilities and partners' capital	$21,193	$27,587

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per unit amounts)

	Three Months	Three Months	Nine Months	Nine Months
	ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Rental revenue	$895	$859	$2,749	$2,673

Expenses
Property operating expenses	210	237	648	637
Real estate taxes	115	95	406	413
Property and asset management fees	66	59	196	195
Asset impairment loss	1,404	-	1,404	-
General and administrative	92	154	392	459
Depreciation and amortization	573	324	1,231	980
Total expenses	2,460	869	4,277	2,684

Interest income	2	11	33	39
Income (loss) from continuing operations before income taxes	(1,563)	1	(1,495)	28

Provision for income taxes	3	3	6	6
Income (loss) from continuing operations	(1,566)	(2)	(1,501)	22

Income (loss) from discontinued operations	-	33	(372)	98
Net income (loss)	$(1,566)	$31	$(1,873)	$120

Net income (loss) allocated to limited partners	$(1,566)	$31	$(1,873)	$120

Weighted average number of limited partnership units outstanding	4,275	4,275	4,275	4,275

Basic and diluted net income (loss) per limited partnership unit
Income from continuing operations	$(0.37)	$-	$(0.35)	$0.01
Income (loss) from discontinued operations	-	0.01	(0.09)	0.02
Basic and diluted net income (loss) per limited partnership unit	$(0.37)	$0.01	$(0.44)	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Partners' Capital
(Unaudited)
(in thousands)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2009	$28,602	$-	4,275	$1	$-	$28,603

Distributions to limited partners	(2,400)	(165)				(2,565)

Net income		165			-	165

Balance as of December 31, 2009	26,202	-	4,275	1	-	26,203

Distributions to limited partners	(4,183)	-				(4,183)

Net loss		(1,873)			-	(1,873)

Balance as of September 30, 2010	$22,019	$(1,873)	4,275	$1	$-	$20,147

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net income (loss)	$(1,873)	$120
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset impairment loss	1,813	-
Depreciation and amortization	1,275	1,068
Change in accounts receivable	(19)	(107)
Change in prepaid expenses and other assets	19	(14)
Change in lease intangibles	(139)	(338)
Change in accounts payable	(139)	(23)
Change in payables to related parties	(23)	(7)
Change in accrued liabilities	23	(196)
Cash provided by operating activities	937	503

Cash flows from investing activities
Purchases of property and equipment	(149)	(162)
Proceeds from sale of asset	2,516	-
Cash provided by (used in) investing activities	2,367	(162)

Cash flows used in financing activities
Distributions	(4,296)	(1,925)

Net change in cash and cash equivalents	(992)	(1,584)
Cash and cash equivalents at beginning of period	4,465	6,247
Cash and cash equivalents at end of period	$3,473	$4,663

Supplemental disclosure:
Taxes paid	$9	$10

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

1.	Business and Organization

 General Description of Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership,” “we,” “us,” or “our”) is a limited partnership formed in Texas on July 30, 2002.  Our general partners are Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”).  We were funded through capital contributions from our General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of September 30, 2010, we had 4,275,187 limited partnership units outstanding.  Our limited partnership units are not currently listed on a national exchange, and we do not expect any public market for the units to develop.

We used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of September 30, 2010, four of the six properties we acquired remain in our portfolio.  These properties combined contain approximately 206,000 rentable square feet.  We are not currently seeking to purchase any additional properties for our portfolio.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results.  Our accompanying consolidated balance sheet as of September 30, 2010, consolidated statements of operations, partners’ capital and cash flows for the periods ended September 30, 2010 and 2009 have not been audited by our independent registered public accounting firm.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our financial position as of September 30, 2010 and December 31, 2009 and the results of our operations and cash flows for the periods ended September 30, 2010 and 2009.  Such adjustments are of a normal recurring nature.

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

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include our accounts and the accounts of all of our subsidiaries.  All inter-company transactions, balances and profits have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and shares, respectively, unless otherwise noted.

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

Anticipated amortization associated with acquired lease intangibles for the period from October 1 through December 31, 2010 and for each of the following four years ended December 31 is as follows:

October 1 - December 31, 2010	$107
2011	404
2012	196
2013	83
2014	83

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Accumulated depreciation and amortization related to our consolidated investments in real estate assets and related lease intangibles were as follows:

			Acquired
	Buildings and	Lease	Below-Market
As of September 30, 2010	Improvements	Intangibles	Leases
Cost	$14,875	$5,362	$(260)
Less: depreciation and amortization	(3,474)	(4,127)	258
Net	$11,401	$1,235	$(2)

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2009	Improvements	Intangibles	Leases
Cost	$18,081	$5,687	$(358)
Less: depreciation and amortization	(3,491)	(3,473)	305
Net	$14,590	$2,214	$(53)

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to, major vacancies resulting loss of revenues, natural disasters, bona fide purchase offers and a change in the economic climate.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has been performing an analysis of the value of our real estate assets at each reporting date and will continue to do so until the economy recovers.

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

In early 2010, we were contemplating purchase offers from unaffiliated third parties for a one-story office building containing approximately 29,660 square feet located on approximately 2.5 acres of land in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Building”) which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million during the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value.  The asset was subsequently sold during the second quarter of 2010, and as a result, the impairment loss is included in discontinued operations in our consolidated statement of operations for the nine months ended September 30, 2010.

In September 2010, we signed a long-term lease renewal with our single tenant at the ASC building with certain incentives which we do not expect to recover over our projected holding period.  As a result, we recognized an asset impairment loss of approximately $1.4 million during the three months ended September 30, 2010 to adjust the carrying value of the asset to estimated fair value.  There was no asset impairment loss for the three and the nine months ended September 30, 2009.

In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future.  Any such charges could have an adverse effect on our consolidated financial position and operations.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds with original maturities of three months or less to be cash equivalents.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to our properties. We had an allowance for doubtful accounts of approximately $12,000 and $2,700 at September 30, 2010 and December 31, 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

We recognize rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any.  For the nine months ended September 30, 2010 and 2009, the total net increases to rental revenues due to straight-line rent adjustments were approximately $7,000 and $52,000, respectively.  Our rental revenue also includes amortization of above and below market leases. Any payments made to tenants that are considered lease incentives or inducements are being amortized to revenue over the life of the respective leases. The revenues are recognized when earned.  Revenues relating to lease termination fees are recognized at the time that a tenant’s right to occupy the space is terminated and when we have satisfied all obligations under the agreement.

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

Income Taxes

As a limited partnership, we generally are not subject to income tax.  However, legal entities that conduct business in Texas are generally subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships.  The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits.  Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses.  For the nine months ended September 30, 2010, we recognized a provision for current tax expense of approximately $6,000 and for the nine months ended September 30, 2009, we recognized a provision for current tax expense of approximately $5,500 and a deferred tax expense of approximately $600, related to the Texas margin tax.  The Partnership does not have any entity-level uncertain tax positions.

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

Reportable Segments

We have determined that we have one reportable segment, with activities related to the ownership, development and management of real estate.  Our income producing properties generated 100% of our consolidated revenues for the nine months ended September 30, 2010 and 2009.  Our chief operating decision maker evaluates operating performance on an individual property level.  Therefore, our properties are aggregated into one reportable segment.

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

There have been no changes during the first nine months of 2010 related to new accounting pronouncements, including the expected dates of adoption and estimated effects on our consolidated financial statements, from those disclosed in our 2009 Annual Report on Form 10-K.

5.	Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, a fair value hierarchy was established by the Financial Accounting Standards Board that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Nonrecurring Fair Value Measurements

Impairment of Long-Lived Asset

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  In September 2010, we signed a long-term lease renewal with our single tenant at the ASC building with certain incentives which we do not expect to recover over our projected holding period.  As a result, we recognized an asset impairment loss of approximately $1.4 million during the three months ended September 30, 2010 to adjust the carrying value of the asset to estimated fair value.  Inputs used to calculate the fair value of this asset included projected cash flows and a risk-adjusted rate of return that we estimated would be used by a market participant in valuing this asset.  There was no asset impairment loss for the three and the nine months ended September 30, 2009.

In early 2010, we were contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than our carrying value of the asset.  As a result, we recognized an asset impairment loss of approximately $0.4 million to adjust the carrying value of the asset to estimated fair value which is included in discontinued operations in our consolidated statement of operations during the nine months ended September 30, 2010.  The asset was subsequently sold during the second quarter of 2010.

The following fair value hierarchy table presents information about our assets measured at fair value on a nonrecurring basis during the nine months ended  September 30, 2010:

				Total	Gain
September 30, 2010	Level 1	Level 2	Level 3	Fair Value	(Loss) (1)
Real estate	$-	$-	$1,709	$1,709	$(1,404)

(1) Excludes approximately $0.4 million of impairment loss from the first quarter 2010 included in income (loss) from discontinued operations related to the Hopkins Building sold in April 2010.

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

As of September 30, 2010 and December 31, 2009, management estimated that the carrying value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and distributions payable were at amounts that reasonably approximated their fair value based on their short-term maturities.

The fair value estimates presented herein are based on information available to management as of September 30, 2010 and December 31, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6.	Real Estate

We wholly owned the following four properties at September 30, 2010:

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

Disposition

On April 15, 2010, we sold the Hopkins Building to an unaffiliated buyer. The contract sale price for the Hopkins Building was $2.9 million, exclusive of closing costs.  See note 3, “Summary of Significant Accounting Policies” for additional information regarding the Hopkins Building.

7.	Partners’ Capital

We initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in our limited partnership units of $10.00 per unit.  On April 15, 2010, we sold the Hopkins Building and with the successful sale of this asset, management decided to distribute proceeds of approximately $2.7 million in May 2010 to our unit holders through a special distribution of $0.63 per unit.  With this distribution, the then current estimated per unit valuation of $7.09 was adjusted to $6.46 per unit.  With the previous sale of the Northpoint Property in December 2006 and now with the sale of the Hopkins Building, there are fewer properties to support our fixed expenses and regular monthly distributions.  As a result, the General Partners determined to reduce the normal distribution rate to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.

We record all distributions when declared.  Distributions payable at September 30, 2010 were approximately $105,000.  The following are the total distributions declared during the first three quarters of 2010 and 2009:

	2010	2009
First Quarter	$633	$632
Second Quarter	3,227	640
Third Quarter	323	646
	$4,183	$1,918

The distributions we pay to our limited partners are not necessarily indicative of our current or future operating results, and there can be no assurance that future cash flow will support distributions.  In addition, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  While remaining portfolio liquidation may be delayed because of current economic challenges, we are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets which may result in reduction or discontinuation of distributions in the future as general and administrative costs become higher relative to our revenue.  Our General Partners, in their discretion, may defer fees payable by us to the General Partners allowing for more cash to be available to us for distribution to our limited partners.  In addition, our General Partners may make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines, which would permit distributions to our limited partners in excess of net cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our investors to the extent that distributions exceed net cash from operations, or may be recognized as taxable income by us or by our investors.

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

For the management and leasing of our properties, we pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of:  (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term.  We reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties.  During the nine months ended September 30, 2010, we incurred property management fees payable to our Property Manager of approximately $105,000, of which approximately $1,500 was included in discontinued operations.  During the nine months ended September 30, 2009, we incurred property management fees of approximately $107,000, of which approximately $4,000 was included in discontinued operations.

Behringer Harvard Mid-Term Value Enhancement Fund I LP
Notes to Consolidated Financial Statements
(Unaudited)

We pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets.  Any portion of the asset management fees may be deferred and paid in a subsequent year.  During the nine months ended September 30, 2010, we incurred asset management fees of approximately $96,000, of which approximately $4,000 was included in discontinued operations.  We incurred asset management fees of approximately $103,000 during the nine months ended September 30, 2009, of which approximately $11,000 was included in discontinued operations.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us, as permitted by our Partnership Agreement.   For the nine months ended September 30, 2010 and 2009 we incurred and expensed such costs for administrative services totaling approximately $105,000 and $136,000, respectively.

At September 30, 2010, we had payables to related parties of approximately $49,000, which primarily consisted of administrative services payable to Behringer Advisors I and management fees payable to our Property Manager.

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

On April 15, 2010, we sold the Hopkins Building.  The contract sale price for the Hopkins Building was $2.9 million, exclusive of closing costs.  Operating results for the Hopkins Building are classified as discontinued operations in the accompanying consolidated statements of operations.  The following table summarizes the results of discontinued operations for the three months ended September 30, 2009 and nine months ended September 30, 2010 and 2009:

	Three months	Nine months	Nine months
	ended	ended	ended
	September 30, 2009	September 30, 2010	September 30, 2009

Rental revenue	$99	$115	$290

Expenses
Property operating expenses	1	2	5
Real estate taxes	26	31	77
Property and asset management fees	5	6	15
Asset impairment loss	-	409	-
Depreciation and amortization	34	39	95
Total expenses	66	487	192

Income (loss) from discontinued operations	$33	$(372)	$98

*****

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

 On January 14, 2010, Behringer Advisors I, our co-general partner, calculated a new estimated value per limited partnership unit as of December 31, 2009 of $7.09.  As part of the valuation process, and as required by the Partnership Agreement, the general partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation was reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as ours.  As of December 31, 2009, the estimated valuation per limited partnership unit was determined to be $7.09, adjusted from the original purchase price of $10.00 per unit.  On April 15, 2010, we sold the Hopkins Building and with the successful sale of this asset, management distributed in May 2010 virtually all of the net sales proceeds from this sale of approximately $2.7 million to our unit holders through a special distribution of $0.63 per unit.  With this distribution, the estimated per unit valuation of $7.09 was adjusted to $6.46 per unit. As required by our partnership agreement, Behringer Advisors I will continue to update its estimated per unit valuation annually.

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

Impairment of Long-Lived Assets

Management monitors events and changes in circumstances indicating that the carrying amounts of our real estate assets may not be recoverable.  Examples of the types of events and circumstances that would cause management to assess our assets for potential impairment include, but are not limited to, major vacancies resulting loss of revenues, natural disasters, bona fide purchase offers and a change in the economic climate.  When such events or changes in circumstances occur, we assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period we expect to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we recognize an impairment loss to adjust the carrying value of the asset to estimated fair value.  We determine the estimated fair value based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has been performing an analysis of the value of our real estate assets at each reporting date and will continue to do so until the economy recovers.

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

Overview

During the first nine months of 2010, the U.S. and global economies continued to experience the effects of a significant downturn that began in 2008.  This downturn includes disruptions in the broader financial and credit markets, weak consumer confidence and high unemployment rates.  These conditions have contributed to weakened market conditions.  Consequently, we believe that overall demand across most real estate sectors will continue to remain low and that rental rates will remain weak through the fourth quarter of 2010.  The national vacancy percentage for office space increased from 14.5% in the fourth quarter of 2008 to 19.6% in the second quarter of 2010.    While it is unclear as to when the overall economy will recover, we do not expect conditions to improve in the near future.  As a result of the current economy, our primary objectives will be to preserve capital and sustain property values while selectively disposing of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Three of our four real estate assets are located in Texas within the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market continued to rise through 2009 and stood at 23% in the third quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

At September 30, 2010 and 2009, we wholly owned four and five properties, respectively.  Our remaining four properties combined contain approximately 206,000 rentable square feet.  Denver and Dallas and its surrounding areas represent our geographic exposure.  As of September 30, 2010, our portfolio was 96% leased as compared to 95% as of September 30, 2009. The major tenants in our portfolio as of September 30, 2010 include Raytheon Company, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”) and Air Components, LP.  ACS, the single tenant at 2800 W. Mockingbird did not renew their lease which expired in September 2010 and represents approximately 35% of the rentable square feet in our portfolio.  We have received an offer to sell this property, which is above our carrying value of the asset, but are also seeking new tenants in case a sale is not completed.  Additionally, we signed a long-term lease renewal with our single tenant at the ASC building for the 28,880 square feet facility with certain incentives which we do not expect to recover over our projected holding period.  As a result, we recognized an asset impairment loss of approximately $1.4 million during the three months ended September 30, 2010 to adjust the carrying value of the asset to estimated fair value.  Also, on April 15, 2010, we sold the Hopkins Building and its results are included in discontinued operations for all periods presented.  As a result of all the changes described above, management expects decreases in most operating categories in the future.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for the three months ended September 30, 2010 and 2009 was $895,000 and $859,000, respectively and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.

Property Operating Expenses.  Property operating expenses for the three months ended September 30, 2010 and 2009 were $210,000 and $237,000, respectively, and were comprised of expenses related to the daily operations of our properties.  The decrease in property operating expenses is due to non-recurring repairs and maintenance during the three months ended September 30, 2009.

Real Estate Taxes.  Real estate taxes for the three months ended September 30, 2010 and 2009 were $115,000 and $95,000, respectively.  The increase in real estate taxes for the three months ended September 30, 2010 is due to a valuation adjustment by taxing authorities in 2009.

Property and Asset Management Fees.  Property and asset management fees for the three months ended September 30, 2010 and 2009 were $66,000 and $59,000, respectively and were comprised of property and asset management fees from our consolidated properties.

Asset Impairment Loss. Asset impairment loss for the three months ended September 30, 2010, was approximately $1.4 million due to a long-term lease renewal with our single tenant at the ASC building.  There was no asset impairment loss for the three months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2010 and 2009 were $92,000 and $154,000, respectively. General and administrative expenses were comprised of administrative services provided by our advisor, auditing fees, directors’ and officers’ insurance premiums, tax preparation fees, transfer agent fees, legal fees, printing costs and other administrative expenses.  The decrease for the three months ended September 30, 2010 is primarily due to a reduction in the cost of administrative services provided by our advisor.

 Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended    September 30, 2010 and 2009 were $573,000 and $324,000, respectively, and were comprised of depreciation and amortization of buildings and real estate intangibles associated with our four properties.  The increase in depreciation and amortization is primarily due to a write-off of lease intangibles related to the single tenant’s lease at our 2800 W. Mockingbird property that expired on September 30, 2010 and was not renewed by the tenant.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

Continuing Operations

Rental Revenue.  Rental revenue for each of the nine months ended September 30, 2010 and 2009 was approximately $2.7 million, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases.

Property Operating Expenses.  Property operating expenses for the nine months ended September 30, 2010 and 2009 were $648,000 and $637,000, respectively, and were comprised of expenses related to the daily operations from our properties.

Real Estate Taxes.  Real estate taxes for the nine months ended September 30, 2010 and 2009 were $406,000 and $413,000 respectively.

Property and Asset Management Fees.  Property and asset management fees for the nine months ended September 30, 2010 and 2009 were $196,000 and $195,000, respectively and were comprised of property and asset management fees from our consolidated properties.

Asset Impairment Loss.  Asset impairment loss for the nine months ended September 30, 2010, was approximately $1.4 million due to a long-term lease renewal with our single tenant at the ASC building.  There was no asset impairment loss for the nine months ended September 30, 2009.

General and Administrative Expenses.  General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $392,000 and $459,000 respectively.  General and administrative expenses were comprised of corporate general and administrative expenses, including directors’ and officers’ insurance premiums, transfer agent fees, auditing fees, legal fees and other administrative expenses. The decrease for the nine months ended     September 30, 2010 is primarily the result of a reduction in the cost of administrative services provided by our advisor as well as lower auditing costs.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 were approximately $1.2 million and $980,000, respectively, and were comprised of depreciation and amortization of buildings and intangibles at our four remaining properties.  The increase in depreciation and amortization is primarily due to a write-off of lease intangibles related to the single tenant’s lease at our 2800 W. Mockingbird property that expired on September 30, 2010 and was not renewed by the tenant.

Cash Flow Analysis

               Cash provided by operating activities for the nine months ended September 30, 2010 was $937,000 and was comprised of the net loss of approximately $1.9 million, adjusted for an asset impairment loss of approximately $1.8 million and depreciation and amortization of approximately $1.3 million, partially offset by changes in working capital accounts of $139,000.  Cash provided by operating activities for the nine months ended September 30, 2009 of $503,000 was primarily comprised of net income of $120,000, adjusted for depreciation and amortization of approximately $1.1 million, partially offset by a change in lease intangibles of approximately $338,000 and changes in working capital accounts of $347,000.

Cash provided by investing activities for the nine months ended September 30, 2010 was approximately $2.4 million and was comprised of the proceeds from the sale of the Hopkins Building of approximately $2.5 million, partially offset by purchases of property and equipment of $149,000.  Cash used in investing activities for the nine months ended September 30, 2009 was $162,000 and was comprised of purchases of property and equipment.

Cash used in financing activities consisted of distributions for the nine months ended September 30, 2010 and 2009 of approximately $4.3 million and $1.9 million, respectively.  Increased distributions in 2010 were due to the special distribution of approximately $2.7 million in May 2010 from the sale of the Hopkins Building.

Liquidity and Capital Resources

Our cash and cash equivalents were approximately $3.5 million at September 30, 2010.  Our principal demands for funds will be for the payment of operating expenses and distributions.  Generally, cash needs are expected to be met from operations and from cash on hand.  The timing and amount of cash to be distributed to our limited partners is determined by our General Partners and is dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  While we are currently paying monthly distributions at a 3% annualized rate of return, in light of the pervasive and fundamental disruptions in the global financial and real estate markets, we cannot provide assurance that we will be able to continue to pay distributions at any particular level.  While remaining portfolio liquidation may be delayed because of current economic challenges, we are at the stage where we are operating with a view to provide capital returns to our investors through the sale of our assets which may result in reduction or discontinuation of distributions in the future as general and administrative cost become higher relative to our revenues.  Additionally, our General Partners, in their discretion, may defer fees payable by us to our General Partners, allowing for more cash to be available to us for distribution to our limited partners.  Our General Partners may also make supplemental payments to us or to our limited partners, or otherwise support our operations to the extent not prohibited under the North American Securities Administrators Association Guidelines for Real Estate Programs, which would permit distributions to our limited partners in excess of cash from operations.  Accordingly, all or some of such distributions may constitute a return of capital to our limited partners to the extent that distributions exceed net cash from operations, or may be recognized as taxable income to our limited partners or us.

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

On April 15, 2010, we sold the Hopkins Building and with the successful sale of this asset, management distributed the net sales proceeds of approximately $2.7 million to our unit holders through a special distribution of $0.63 per unit.  With this $0.63 per unit distribution, our estimated per unit valuation of $7.09 was adjusted to $6.46 per unit.  As a result of the sale, the General Partners reduced the distribution rate to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset and the resulting higher general and administrative costs relative to revenues.  However, there is no guaranty that we will be able to continue to pay 3% distributions in the future, if at all.  Our General Partners may determine it necessary to reduce or discontinue payment of future monthly distributions.

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

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) has been provided in accordance with GAAP.  Our calculations of NOI for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months	Three Months	Nine Months	Nine Months
	ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Rental revenue	$895	$859	$2,749	$2,673

Operating expenses
Property operating expenses	210	237	648	637
Real estate taxes	115	95	406	413
Property and asset management fees	66	59	196	195
Less: Asset management fees	(30)	(30)	(92)	(92)
Total operating expenses	361	361	1,158	1,153

Net operating income	$534	$498	$1,591	$1,520

Reconciliation of NOI to Net income (loss)
Net operating income	$534	$498	$1,591	$1,520

Less: General and administrative	(92)	(154)	(392)	(459)
Depreciation and amortization	(573)	(324)	(1,231)	(980)
Asset management fees	(30)	(30)	(92)	(92)
Asset impairment loss	(1,404)	-	(1,404)	-
Provision for income taxes	(3)	(3)	(6)	(6)
Add: Interest income	2	11	33	39
Income (loss) from discontinued operations	-	33	(372)	98

Net income (loss)	$(1,566)	$31	$(1,873)	$120

Performance Reporting Required by the Partnership Agreement

Section 15.2 in our Partnership Agreement requires us to provide our limited partners with our net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, non-cash impairment charges and adjustments for gain on sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”).  Our calculations of Net Cash From Operations for the three and nine months ended September 30, 2010 and 2009 are presented below:

	Three Months	Three Months	Nine Months	Nine Months
	ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net income (loss)	$(1,566)	$31	$(1,873)	$120

Asset impairment loss	1,404	-	1,813	-
Depreciation and amortization	574	355	1,275	1,068
Less: Capital improvements	(26)	(55)	(149)	(162)

Net cash from operations	$386	$331	$1,066	$1,026

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, evaluated as of September 30, 2010 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of September 30, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a partnership have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended     September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Behringer Harvard Mid-Term Value Enhancement Fund I LP

	By:	Behringer Harvard Advisors I LP
Co-General Partner

Dated: November 15, 2010	By:	/s/ Gary S. Bresky
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