Form 10-K
period 2010-12-31
Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
filed 2011-04-15
CIK 1179352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 000-51292

Behringer Harvard Mid-Term Value Enhancement
Liquidating Trust
(Exact name of registrant as specified in its charter)

Delaware	71-0897613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (866) 655-1610

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None*

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

While there is no established market therefore, the aggregate market value of limited partnership interests held by nonaffiliates of the Behringer Harvard Mid-Term Value Enhancement Fund I LP as of June 30, 2010 (the last business day of its most recently completed second fiscal quarter) was $27,617,708, assuming a market value of $6.46 per unit of limited partnership interest.*

As of April 8, 2011, there were 4,275,187 units of beneficial interest in Behringer Harvard Mid-Term Value Enhancement Liquidating Trust outstanding.

*Behringer Harvard Mid-Term Value Enhancement Liquidating Trust is the transferee of the assets and liabilities of Behringer Harvard Mid-Term Value Enhancement Fund I LP and files reports under the Commission file number for Behringer Harvard Mid-Term Value Enhancement Fund I LP. Behringer Harvard Mid-Term Value Enhancement Fund I LP filed a form 15 on February 16, 2011 indicating its notice of termination of registration and filing requirements.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT LIQUIDATING TRUST
FORM 10-K
Year Ended December 31, 2010

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (which may be referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) as successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to herein as the “Partnership”) and our subsidiaries, including our ability to rent space on favorable terms and to fund our liquidity requirements, the value of our assets, our anticipated capital expenditures, the amount and timing of anticipated future cash distributions to our beneficiaries and other matters.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions.  These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements.  Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for distributions and capital expenditures;

•	future increases in interest rates;

•	impairment charges;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates;

•	changes in the level of financial assistance or support provided by our sponsor or its affiliates: and

•	unfavorable changes in laws or regulations impacting our business or our assets.

Forward-looking statements in this Annual Report on Form 10-K reflect our management’s view only as of the date of this Report, and may ultimately prove to be incorrect or false.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results except as required by applicable law.  We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

PART I

Explanatory Note:

As more fully described below, subsequent to December 31, 2010 but prior to the date of filing of this Annual Report on Form 10-K, the Behringer Harvard Mid-Term Value Enhancement Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its general partners, which plan provided for the formation of a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.  On February 16, 2011, the Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust.  This Annual Report on Form 10-K, including the accompanying consolidated financial statements and notes thereto as of December 31, 2010 with respect to the Partnership, is being prepared and filed by the Liquidating Trust as successor in interest to the Partnership.

Item 1.                Business.

Overview

The Partnership was a limited partnership formed in Texas on July 30, 2002.  Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (each a “General Partner” and collectively the “General Partners”).  It was funded through capital contributions from our General Partners and an initial limited partner on September 20, 2002 (date of inception).  It offered its limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”).  The Offering was a best efforts continuous offering and we admitted new investors until the termination of the Offering.  As of December 31, 2010, the Partnership, had 4,275,187 limited partnership units outstanding.

The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.  As of December 31, 2010, four of the six properties remained in the Partnership’s portfolio.  These properties combined contain approximately 206,000 rentable square feet.  We will not purchase any additional properties for our portfolio.

On February 16, 2011, the General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its four remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-1610.  The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”), and is used by permission.

Liquidation of the Partnership

On February 16, 2011 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by its General Partners pursuant to their authority under the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with one of the Partnership’s General Partners, Behringer Advisors I, as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee (the “Resident Trustee”).  As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest unit in the Liquidating Trust in exchange for such holder’s interest in the Partnership.

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement.  On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act.  On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting.  A copy of the No-Action letter is publicly available through the SEC’s website.  Accordingly our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date.  The term may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Market Outlook

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  Due to the struggling economy, including losses in the financial and professional services industries, overall demand across most real estate sectors remains low.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current relative lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a double dip economic downturn could negatively affect our ability to attract and retain tenants.  Given current market conditions, this investment program’s life may extend beyond its original anticipated liquidation date.

Three of our four real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market stood at 21.1% in the fourth quarter of 2010.  The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future.  We believe that corresponding rental rates will increase slightly in 2011 over 2010.  To date, neither we nor the Partnership have experienced any significant tenant defaults resulting in the loss of material rental income.

Unit Valuation

The Partnership Agreement required that beginning with the fiscal year ended December 31, 2009, the General Partners annually provide the Partnership’s limited partners with an estimate of the amount a holder of limited partnership units would receive if its properties were sold at their fair market values as of the close of the fiscal year, and the proceeds from the sale of the properties (without reduction for selling expenses), together with other funds of the Partnership, were distributed in a liquidation.  As of December 31, 2009, the General Partners estimated a value of $7.09 per limited partnership unit.  The estimated valuation was revised to $6.46 in May 2010 following the sale of Hopkins Building and a special distribution of $0.63 per unit to the limited partners.

On January 14, 2011, one of the Partnership’s General Partners, Behringer Advisors I, adopted a new estimated value per limited partnership unit as of December 31, 2010 of $5.05.  As part of the General Partner’s valuation process, and as required by the Partnership Agreement, the General Partner obtained the opinion of an independent third party, Robert A. Stanger & Co., Inc., that the estimated valuation is reasonable and was prepared in accordance with appropriate methods for valuing real estate.  Robert A. Stanger & Co., founded in 1978, is a nationally recognized investment banking firm specializing in real estate, REITs and direct participation programs such as the Partnership’s.

The General Partner estimated the value of the Partnership’s investments in improved operating real estate for purposes of calculating an estimated value per unit by using broker opinions of value, appraisals and discounted cash flow analyses.  The time period for the discounted cash flow analyses varied based on the projected timing of rent stabilization for each property.  The General Partner estimated the value of development assets by reviewing estimated periods to sell such assets or residential units in those developments, reviewed comparable sales in the markets in which the properties are located, and then used an applicable discount rate.  The General Partner also reviewed appraisals of various properties.

The General Partner used internally prepared cash flow estimates, terminal capitalization rates within historical average ranges and discount rates that fall within ranges the General Partner believed were used by similar investors.  The capitalization rate ranges and discount rate ranges were obtained from third-party service providers, and the capitalization rate ranges were gathered for specific metro areas and applied on a property-by-property basis.  The cash flow estimates, capitalization rates and discount rates for each property were selected by the real estate professionals affiliated with the General Partner based on their expertise in managing commercial real estate.

As with any valuation methodology, the General Partner’s methodology was based upon a number of estimates and assumptions that may not be accurate or complete.  Different parties with different assumptions and estimates could derive a different estimated value per unit, and these differences could be significant.  The estimated value per unit did not represent the fair value according to accounting principles generally accepted in the United States of America (“GAAP”) of the Partnership’s assets less liabilities as of December 31, 2010, nor does it represent the amount our units would trade at on a national securities exchange.

Because there were only four assets remaining in the Partnership at December 31, 2010, a change in circumstance in any single asset can have a material impact on the December 31, 2010 valuation. Since the May 2010 valuation of the Partnership’s limited partnership units, the sole tenant occupying all 73,349 square feet of the 2800 Mockingbird property in Dallas, Texas chose to vacate the facility.  The costs to pay expenses during the time of vacancy and the costs to re-lease the property negatively affected the December 2010 valuation.  In addition, because of the decrease in rental income of the Partnership due to the 2800 W. Mockingbird vacancy, the Partnership also had to use more of its cash on deposit to operate, which also negatively affected the valuation.  The Liquidating Trust is continuing its efforts to work to re-lease or sell 2800 W. Mockingbird. On March 22, 2011, we entered into a contract subject to certain conditions and contingencies, to sell 2800 W. Mockingbird to an unaffiliated buyer. Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.  We are pleased to report that on November 1, 2010, we successfully secured the renewal of ASC, who renewed its lease for an additional 11 years at the 28,800 square foot facility at 1401 Plano Parkway in Richardson, Texas.  Tenant improvement work is currently proceeding at the property, and this asset will be marketed for sale this year, and the net proceeds will be distributed to the unit holders.

On the Effective Date, when the Partnership’s assets and liabilities were transferred to us, the economic value of each beneficial interest unit was equivalent to the economic value of one limited partnership unit in the Partnership. The most recent estimated value per limited partnership unit as of December 31, 2010 should not be relied upon after such date, as we continue to sell our remaining assets.  Because we are actively in the process of completing the disposition of our remaining properties as soon as practicable, we will not continue the Partnership’s practice of making annual estimated valuations under the terms of the Liquidating Trust Agreement.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three year period to liquidate our remaining four assets.  Our Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that the disposition of these assets will be completed before the end of this three year period.  However, we intend to hold our various real properties until such time as sale or other disposition appears to be advantageous to achieve our disposition objectives or until it appears that such objectives will not be met.  In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax considerations.  We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our beneficiaries.  Our Managing Trustee may exercise its discretion as to the timing of the sale of a property.  We will have no obligation to sell properties at any particular time, except upon the termination of our existence on February 16, 2014, or, after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Pursuant to the Liquidating Trust Agreement, our primary objective is limited to conserving value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds therefrom.  Thus, cash flow from operations will not be invested in the acquisition of properties.  In addition, net sales proceeds will not be reinvested, but will be distributed to our beneficiaries.  Thus, we are intended to be self-liquidating in nature.  However, at the discretion of our Managing Trustee, cash flow and/or net sales proceeds may be held as working capital reserves or used to make capital improvements to existing properties.

The Liquidating Trust will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article Liquidating Trust Agreement, to our Managing Trustee or its affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our properties.

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

Generally, we do not anticipate selling our assets until we feel it is the right time to dispose of an asset, or we feel that the economy has improved, and we have the opportunity to realize additional value.  Our Managing Trustee intends to use all reasonable efforts to realize value for our beneficiaries when commercial real estate prices have normalized.  We are diligently working to renew current leases or secure new leases with quality tenants to increase net operating income and the ultimate value of our assets and to execute on other value creation strategies.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Managing Trustee and its affiliates, including conflicts related to the arrangements pursuant to which our Managing Trustee and its affiliates will be compensated by us.  All of our agreements and arrangements with our Managing Trustee and its affiliates, including those relating to compensation, are not the result of arm’s-length negotiations.  Some of the conflicts of interest in our transactions with our Managing Trustee and its affiliates are described below.

Our Managing Trustee is Behringer Advisors I, one of the former General Partners of the Partnership.  Mr. Robert M. Behringer, the other former General Partner of the Partnership, owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering.  Mr. Behringer, Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Robert J. Chapman are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I and Behringer Securities.  In addition, Messrs. Behringer, Reihsen, Bresky and Mattox are executive officers of Behringer Securities.

Because we will be operated by our Managing Trustee, conflicts of interest will not be resolved through arm’s-length negotiations, but through the exercise of our Managing Trustee’s judgment consistent with its fiduciary responsibility to our beneficiaries and our disposition objectives and policies.  For a description of some of the risks related to these conflicts of interest, see the Item 1A. “Risk Factors” section of this Annual Report on Form 10-K.  For a discussion of the conflict resolution policies, see the Item 13, “Certain Relationships and Related Transactions, and Director Independence” section of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Our Managing Trustee and its affiliates are general partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future.  Our Managing Trustee and such affiliates have legal and financial obligations with respect to these other programs that are similar to their obligations to us.  As general partners of other programs, they may have contingent liabilities for the obligations of other programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

Other Activities of Our Managing Trustee and its Affiliates

We rely on our Managing Trustee and its affiliates for the day-to-day operation of our business.  As a result of their interests in other Behringer Harvard programs, and the fact that they have also engaged and will continue to engage in other business activities, our Managing Trustee and its affiliates will have conflicts of interest in allocating their time between us and other Behringer Harvard programs and other activities in which they are involved.  In addition, our Liquidating Trust Agreement does not specify any minimum amount of time or level of attention that our Managing Trustee must devote to us.  However, our Managing Trustee believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer Harvard programs and other ventures in which they are involved.

Competition in Leasing Properties

Conflicts of interest will exist to the extent that we own properties in the same geographic areas where properties owned by our Managing Trustee, its affiliates or other Behringer Harvard programs are located.  In such a case, a conflict could arise in the leasing of our properties in the event that we and another Behringer Harvard program were to compete for the same tenants in negotiating leases, or a conflict could arise in connection with the resale of properties in the event that we and another Behringer Harvard program were to attempt to sell similar properties at the same time.  Conflicts of interest may also exist at such time as we or our affiliates managing properties on our behalf seek to employ developers, contractors or building managers, and other circumstances.  Our Managing Trustee will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons.  In addition, our Managing Trustee will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties.  However, these conflicts cannot be fully avoided in that there may be differing compensation arrangements established for employees at different properties or differing terms for resale or leasing of the various properties.

Affiliated Property Manager

Our properties are managed and leased by Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LLC, our affiliated property managers or their affiliates (individually or collectively referred to as “Property Manager”).  The Partnership’s agreements with our Property Manager expired in June 2010, but automatically extend for successive seven year terms.  We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of our Property Manager or upon sale of the property.  Behringer Harvard Real Estate Services, LLC and HPT Management  Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties.  Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments.  Compliance with existing laws has not had a material adverse effect on the Partnership’s financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest.

Significant Tenants

As of December 31, 2010, three of the Partnership’s tenants accounted for 10% or more of its aggregate annual rental revenues from its properties.  Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1.7 million or approximately 49% of the Partnership’s aggregate annual rental revenues for the year ended December 31, 2010.  The lease with Raytheon Company on the Effective Date, which lease expires on April 30, 2012.  Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leased 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $700,000, or approximately 20% of the Partnership’s aggregate annual rental revenues.  The Partnership’s lease with ACS expired on September 30, 2010, which represented 35% of the rentable square feet in its portfolio.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $500,000, or approximately 14% of the Partnership’s aggregate annual rental revenues.  During 2010, the Partnership signed a long-term lease renewal with the single tenant at the ASC building for the 28,880 square feet facility.

Employees

We have no employees.  The employees of our Managing Trustee, Behringer Advisors I, and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management, wholesale brokerage and investor relations.

We are dependent on our affiliates for services that are essential to us, including property management and other general and administrative responsibilities.  In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Financial Information About Industry Segments

Our current business consists only of owning, managing, operating, leasing and disposing of real estate assets.  We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We electronically file an Annual Report on Form 10-K and current reports on Form 8-K and all amendments to those reports with the SEC.  Copies of our filings with the SEC, as well as the Partnership’s prior filings, may be obtained from the web site maintained for us by our advisor at http://www.behringerharvard.com or at the SEC’s web site, at http://www.sec.gov.  Access to these filings is free of charge.  As part of the creation of the Liquidating Trust, we requested, and on March 31, 2011 were granted, No-Action relief from the SEC regarding our proposed modified reporting.  In accordance with this No-Action relief, we are not required to file Quarterly Reports on Form 10-Q with the SEC.  A copy of the No-Action letter may also be obtained through the SEC’s website.  We are not incorporating our website or any information from the website into this Form 10-K.

Item 1A.             Risk Factors.

The factors described below represent our principal risks.  Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to our Liquidation and your Investment in Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Our units have limited transferability and lack liquidity.

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop.  Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA required minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

We are limited in the number and type of properties in which we have invested and the value of the beneficiaries’ investments will fluctuate with the performance of the specific investments made.

Currently, we hold four real estate investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made.  As a result, the likelihood of our profitability being affected by the performance of any one of our investments has increased.  The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments.  In addition, our fixed operating expenses, as a percentage of gross income, are higher, and our financial condition and ability to pay distributions may be adversely affected.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions.  Although our Liquidating Trust Agreement provides for a three year period to liquidate the remaining four assets, the Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for the beneficiaries, and expects that disposition of these assets will be completed before the end of this three year period.  However, we may choose to wait to sell any or all of the properties we now hold and our existence may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.  We expect that net proceeds from the sale of our properties will generally be distributed to our beneficiaries unless needed for working capital resources and capital improvements.  For each of these reasons, beneficiaries should view their investment in units strictly as a long-term investment.

 If we lose or are unable to obtain key personnel, our ability to implement our disposition strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, including Mr. Behringer, who would be difficult to replace.  Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us.  If any of HPT’s key personnel were to cease employment, our operating results could suffer.  We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel.  Competition for such personnel is intense, and we cannot assure beneficiaries that HPT will be successful in attracting and retaining such skilled personnel.  Further, our Managing Trustee intends to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions.  Maintaining such relationships will be important for us to effectively compete.  We cannot assure beneficiaries that our Managing Trustee will be successful in attracting and retaining such relationships.  If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

 Robert M. Behringer has a dominant role in determining what is in our best interests and, therefore, we will   not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors I.  Behringer Advisors I is managed by its general partner, HPT, for which Mr. Behringer serves as Chief Executive Officer and sole manager.  Therefore, Mr. Behringer has a dominant role in determining what is in the best interests of us and our beneficiaries.  Since no person other than Mr. Behringer has any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations.  Therefore, Mr. Behringer alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our affairs.

Our Managing Trustee has a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

The net worth of our Managing Trustee consists primarily of interests in real estate, partnerships and closely held businesses.  Accordingly, the net worth of our Managing Trustee is illiquid and not readily marketable.  This illiquidity, and the fact that our Managing Trustee and its affiliates have commitments to other Behringer Harvard programs, may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

Our rights and the rights of our beneficiaries to recover claims against our Managing Trustee are limited.

Our Liquidating Trust Agreement provides that our Managing Trustee will have no liability for any action or failure to act that the Managing Trustee in good faith determines was in our best interest, provided its action or failure to act did not constitute gross negligence, willful misconduct or fraud.  As a result, we and our beneficiaries may have more limited rights against our Managing Trustee than might otherwise exist under common law.  In addition, we may be obligated to fund the defense costs incurred by our Managing Trustee in some cases.

We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our Managing Trustee.

The terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities), in the sole discretion of our Managing Trustee.  As a result, regular monthly distributions to the Partnership’s limited partners were terminated on the Effective Date.  Liquidating distribution amounts will generally depend on net proceeds received from the sale of our remaining asset, our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, and other factors our Managing Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.

We may not successfully provide beneficiaries with a liquidity event.

Our current timeframe for liquidating is by 2014.  Market conditions and other factors could cause us to delay liquidation beyond this period.  If liquidation is delayed, your units will continue to be illiquid.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions to our beneficiaries may be delayed and/or reduced.

Before making the final liquidating distribution to our beneficiaries, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, and all other costs and all valid claims of our creditors. Our Managing Trustee may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Managing Trustee may also decide to establish a reserve fund to pay these contingent claims. The total amount of transaction costs in the liquidation is not yet known.  In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions to our beneficiaries may be delayed and/or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our beneficiaries may be delayed and/or reduced.

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time, than our beneficiaries would receive through other alternatives reasonably available to us.

While the Partnership’s General Partners each believed that a liquidation would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would receive through other alternatives reasonably available to us at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

The plan of liquidation may lead to litigation which could result in substantial costs and distract our Managing Trustee.

Historically, extraordinary company actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of April 8, 2011, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

If we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited to the amounts previously received by each beneficiary in distributions from us.

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the plan of liquidation on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to beneficiaries under the Liquidating Trust Agreement.

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

We have not borrowed to acquire any of our properties.  However, in order to give our Managing Trustee flexibility in our management, the Liquidating Trustee Agreement authorizes us to borrow funds.  The Managing Trustee may determine that it is in our best interest to borrow funds for limited purposes such as 1) unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets, 2) improvement of properties when our Managing Trustee deems such improvements to be necessary or appropriate to protect the capital previously invested in the properties or to protect the value of our investment in a particular property and to make a particular property 3) making a particular property more attractive for sale or lease.

The commercial real estate debt markets have recently experienced volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital widened significantly as investors have demanded a higher risk premium.  This resulted in lenders increasing the cost for debt financing.  An increase in the overall cost of borrowings, either by increases in the index rates or by increases in lender spreads, may result in our investment operations generating lower overall economic returns and a reduced level of cash flow.  As a result of current economic conditions, potential purchasers may be unable to obtain financing on acceptable terms.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (1) has led to a decline in real estate values generally; (2) slowed real estate transaction activity; (3) reduced the loan to value upon which lenders are willing to extend debt; and (4) resulted in difficulty in refinancing debt as it becomes due.

Further, the recent market volatility will likely make the valuation of our investment properties more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties that could result in a substantial decrease in the value of our properties.  As a result, we may not be able to recover the carrying amount of our properties.

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

Gains and distributions upon resale of our properties are uncertain.

The terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities).

Although gains from the sales of properties typically represent a substantial portion of any profits attributable to a real estate investment, we cannot assure investors that we will realize any gains on the resales of our properties.  In addition, the amount of taxable gain allocated to investors with respect to the sale of a property could exceed the cash proceeds received from such sale.

Proceeds from the sale of a property will be distributed to investors if the Managing Trustee, in its sole discretion, has determined that such proceeds are not needed to:

•	create working capital reserves; or

•	make capital improvements to our existing properties.

Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

The provisions of the Delaware Statutory Trust Act applicable to statutory trusts do not grant beneficiaries any voting rights, and beneficiaries’ rights are limited under our Liquidating Trust Agreement.

A vote of a majority of the units of beneficial interest is sufficient to take the following actions:

•	to amend our Liquidating Trust Agreement under certain circumstances;

•	to dissolve and terminate the Liquidating Trust; and

•	to remove our Managing Trustee.

These are the only significant voting rights granted to our beneficiaries under our Liquidating Trust Agreement.  Therefore, beneficiaries’ voting rights in our operations are limited.

Our Managing Trustee will make all decisions with respect to our management and determine all of our major policies, including our financing, disposition strategies and distributions.  Our Managing Trustee may revise these and other policies without a vote of the beneficiaries.  Therefore, beneficiaries will be relying almost entirely on our Managing Trustee for our management and the operation of our business.  Our Managing Trustee may only be removed under certain conditions, as set forth in our Liquidating Trust Agreement.

Payment of fees to our Managing Trustee and its affiliates will reduce cash available for distribution.

Our Managing Trustee and its affiliates will perform services for us in connection with the management and leasing of our properties and the administration of our other investments.  It will be paid substantial fees for these services, which will reduce the amount of cash available for distribution to beneficiaries.

 The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions.

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

We may be limited in our ability to dispose of our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by future lenders, if any.  Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the local economies where our properties are located, including:

•	poor economic conditions may result in defaults by tenants of our properties;

•	job transfers and layoffs may cause vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain or limit a decline in occupancy levels.

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

Many of the properties that we have acquired using the proceeds of the Offering are located in the Southwest United States, more specifically, in the Dallas, Texas metropolitan area.  Consequently, because of the lack of geographic diversity among our current assets, our operating results and ability to pay distributions are likely to be impacted by economic changes affecting the real estate market in the Dallas, Texas area and we will be subject to greater risk to the extent that we lack a geographically diversified portfolio of properties.

We may be unable to secure funds for future tenant improvements, which could adversely impact our ability to pay distributions to our beneficiaries.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space.  If we have insufficient working capital reserves, we will have to obtain financing from other sources.  We generally maintain working capital reserves of 1% of the contract price of the properties we own.  If these reserves or any reserves otherwise established are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements.  We cannot assure investors that sufficient financing will be available or, if available, will be available on economically feasible terms or on terms acceptable to us.  Our Liquidating Trust limits our ability to borrow money.  Any borrowing for working capital purposes, if permitted, will cause us to incur interest expense, and therefore our financial condition and our ability to pay cash distributions to our beneficiaries may be adversely affected.

We may be unable to sell a property on acceptable terms and conditions, if at all.

We intend to hold our real properties and other investments until our Managing Trustee decides that a sale or other disposition is consistent with our disposition objectives or until it appears that these objectives will not be met.  Otherwise, our Managing Trustee may exercise its discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of our existence on February 16, 2014, or, after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

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

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases.  If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to beneficiaries.  In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

We are dependent on tenants for our revenue and lease terminations could reduce or prevent our distributions to our beneficiaries.

The success of our investments, particularly properties occupied by a single tenant, is materially dependent on the financial stability of our tenants.  Lease payment defaults by tenants could cause us to reduce the amount of distributions to beneficiaries.  A default by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease.  In the event of a tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property.  If significant leases are terminated, we cannot assure investors that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

Our Managing Trustee will attempt to ensure that all of our properties are adequately insured to cover casualty losses.  However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which may be uninsurable, not economically insurable or insurable subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure investors that we will have adequate coverage for such losses.  In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss.  In addition, other than the working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property, and we cannot assure investors that any such sources of funding will be available to us for such purposes in the future.  Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in less cash available for distribution to beneficiaries.

A concentration of our investments in any one property class may leave our profitability vulnerable to a downturn in such sector.

A significant portion of our investments are in one property class.  As a result, we will be subject to risks inherent in investments in a single type of property.  The potential effects on our revenues and corresponding cash available for distribution to our unit holders, resulting from a downturn in the businesses conducted in a single asset class could be more pronounced than if we had more fully diversified our investments.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property.  The costs of removal or remediation could be substantial.  Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.  Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.  Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties.  Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances.  The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to beneficiaries.

Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distributions.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”).  Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons.  The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities.  The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages.  We will attempt to place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act.  However, we cannot assure investors that we have acquired properties or will be able to allocate responsibilities in this manner.  If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to beneficiaries, if any.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancelable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines for lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. Once the exposure draft becomes effective, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms of new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms or fewer extension options, which would generally have less impact on tenants’ balance sheets.  Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk or shorter lease terms, which may negatively impact our operations and ability to pay distributions.

The Exposure Draft does not include a proposed effective date; however, the Boards plan to issue a final standard regarding lease accounting in 2011.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash.  However, in some instances we may sell our properties by providing financing to purchasers.  When we provide financing to purchasers, we will bear the risk of default by the purchaser and will be subject to remedies provided by law, which could negatively impact our cash distributions to beneficiaries.  There are no limitations or restrictions on our ability to take purchase money obligations.  We may, therefore, take a purchase money obligation secured by a mortgage as part payment for the purchase price.  The terms of payment to us generally will be affected by custom in the area where the property being sold is located and the then-prevailing economic conditions.  If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our beneficiaries, or their reinvestment in other properties, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of.  In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.  If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to beneficiaries.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Managing Trustee and its affiliates, including the material conflicts discussed below.

Our Managing Trustee and certain of its key personnel will face competing demands relating to their time, and this may cause our investment returns to suffer.

Our Managing Trustee and certain of its key personnel and their respective affiliates are general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well.  Because these persons have competing interests on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities.  During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.  If this occurs, the returns on our investments may suffer.

Our Managing Trustee will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to a Behringer Harvard program or third party other than us.

We may enter into joint ventures with other Behringer Harvard sponsored programs, as well as third parties, for the improvement of properties.  We may also improve properties partnerships, co-tenancies or other co-ownership arrangements with developers or other persons.  Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

Affiliates of our Managing Trustee have sponsored or are currently sponsoring registered public offerings on behalf of Behringer Harvard REIT I, Inc. (“Behringer Harvard REIT I”), Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”), Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”), and Behringer Harvard Short-Term Opportunity Fund I, LP (“Behringer Harvard Short-Term Opportunity Fund I”).  Mr. Behringer and his affiliate, Behringer Harvard Advisors II LP (an entity that is under common control with our Managing Trustee, Behringer Advisors I), act as general partners of Behringer Harvard Short-Term Opportunity Fund I, and Mr. Behringer serves as Chairman of the Board of Behringer Harvard REIT I, Behringer Harvard Opportunity REIT I, Behringer Harvard Opportunity REIT II, Behringer Harvard Multifamily REIT and Behringer Harvard Multifamily REIT II, Inc.   Because our Managing Trustee or its affiliates have advisory and management arrangements with other Behringer Harvard programs, it is likely that they will encounter opportunities to acquire or sell properties to the benefit of one of the Behringer Harvard programs, but not others.  Our Managing Trustee or its affiliates may make decisions to buy or sell certain properties, which decisions might disproportionately benefit a Behringer Harvard program other than us.  In such event, our results of operations and ability to pay distributions to our beneficiaries could be adversely affected.

If we enter into a joint venture with another Behringer Harvard program or joint venture, our Managing Trustee may have a conflict of interest when determining when and whether to buy or sell a particular real estate property and beneficiaries may face certain additional risks.  For example, if we enter into a joint venture with a Behringer Harvard REIT that subsequently becomes listed on a national exchange, such REIT would automatically become a perpetual life entity at the time of listing and might not continue to have similar goals and objectives with respect to the resale of properties as it had prior to being listed.  In addition, if that Behringer Harvard REIT was not listed on a securities exchange by the time set forth in its charter, its organizational documents might provide for an immediate liquidation of its assets.  In the event of such liquidation, any joint venture between us and that Behringer Harvard REIT might also be required to sell its properties at such time even though we may not otherwise desire to do so.  Although the terms of any joint venture agreement between us and another Behringer Harvard program would grant us a right of first refusal to buy such properties, it is unlikely that we would have sufficient funds to exercise our right of first refusal under these circumstances.

Since our Managing Trustee and its affiliates control us and either control or serve as advisor to other Behringer Harvard programs, agreements and transactions between the parties with respect to any joint venture between or among such parties will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.  Under these joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to the beneficiaries.  In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time.  It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property.  In addition, to the extent that our co-venturer, partner or co-tenant is an affiliate of our Managing Trustee, certain conflicts of interest will exist.

The Managing Trustee and certain of their affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our beneficiaries.

Our Managing Trustee and certain of their affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of our Liquidating Trust Agreement and property management agreement.  These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our Managing Trustee’s advice to us as well as the judgment of their affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	continuing, renewing or enforcing our agreements with our Managing Trustee and its affiliates, including the Liquidating Trust Agreement and the property management agreement;

•	property sales, which reduce the asset management and property management fees payable to our Managing Trustee and its affiliates but also entitle them to real estate commissions;

•
determining the compensation paid to employees for services provided to us, which could be influenced in part by whether or not the Managing Trustee is reimbursed by us for the related salaries and benefits;

•	whether and when we seek to sell our assets, which sale could entitle our Managing Trustee to real estate commissions.

The fees our Managing Trustee receive in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Managing Trustee to recommend riskier transactions to us.

We may be restricted in our ability to replace our Property Manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of their duties.  Our Managing Trustee may find the performance of our Property Manager to be unsatisfactory.  However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.”  As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Our Managing Trustee and certain of its key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Mr. Behringer and certain of the key personnel of Behringer Advisors I are also officers of our Property Manager, our dealer manager and other affiliated entities.  As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors.  Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) compensation to our Managing Trustee, and (4) our relationship with our dealer manager and Property Manager.

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

DLA Piper, LLP (US) acts as legal counsel to us, and is also expected to represent our Managing Trustee and some of its affiliates from time to time.  There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, DLA Piper, LLP (US) may be precluded from representing any one or all of such parties.  If any situation arises in which our interests appear to be in conflict with those of our Managing Trustee or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected.  Moreover, should such a conflict not be readily apparent, DLA Piper, LLP (US), may inadvertently act in derogation of the interest of the parties which could affect us and, therefore, our beneficiaries’ ability to meet our investment objectives.

Federal Income Tax Risks

There can be no assurance that the Liquidating Trust will be treated as a partnership for federal income tax purposes.

The Liquidating Trust is intending to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes, and therefore income, gains, losses, deductions and credits (if any) realized by the Liquidating Trust will be allocated among the beneficiaries for federal tax purposes in the same manner as previously allocated by the Partnership.  Further, with the transfer of all of the Partnership’s remaining assets to the Liquidating Trust and the assumption by the Liquidating Trust of all of the Partnership’s remaining liabilities, it is contemplated that there will be no change to the adjusted basis of any beneficiary’s interest in the Liquidating Trust and the beneficiaries will each have an adjusted basis with respect to such beneficiary’s beneficial interest in the Liquidating Trust equal to the adjusted basis of such beneficiary’s limited partnership interest in the Partnership immediately prior to the Effective Date.  On a yearly basis, the Managing Trustee will cause the Liquidating Trust to continue to issue a schedule K-1 to each beneficiary.  However, there can be no assurance that the Liquidating Trust will be treated as a partnership for federal income tax purposes.  We will advise you if we learn that the tax treatment of the Liquidating Trust is other than as described herein.

The state and local tax consequences of the transfer of assets to the Liquidating Trust may be different from the federal income tax consequences of such transfer.  In addition, any items of income, gain, loss, deduction or credit of the Liquidating Trust, and any distribution made by the Liquidating Trust, may be treated differently for state and local tax purposes than for federal income tax purposes.

The Internal Revenue Service may challenge our characterization of material tax aspects of your investment in our units of beneficial interest.

An investment in units involves material income tax risks.  Investors are urged to consult with their own tax advisor with respect to the federal, state and foreign tax considerations of an investment in our units.  We will not seek any rulings from the Internal Revenue Service regarding any of the tax issues discussed herein.  Further, although we have obtained an opinion from our counsel, regarding the material federal income tax issues relating to an investment in our units, investors should be aware that this opinion represents only our counsel’s best legal judgment, based upon representations and assumptions referred to therein and conditioned upon the existence of certain facts.  Our counsel’s tax opinion has no binding effect on the Internal Revenue Service or any court.  Accordingly, we cannot assure investors that the conclusions reached in the tax opinion, if contested, would be sustained by any court.  In addition, our counsel is unable to form an opinion as to the probable outcome of the contest of certain material tax aspects, including whether we will be characterized as a “dealer” so that sales of our assets would give rise to ordinary income rather than capital gain and whether we are required to qualify as a tax shelter under the Internal Revenue Code.  Our counsel also gives no opinion as to the tax considerations to investors of tax issues that have an impact at the individual or beneficiary level.  Accordingly, investors are urged to consult with and rely upon their own tax advisors with respect to tax issues that have an impact at the beneficiary or individual level.

Investors may realize taxable income without cash distributions, and they may have to use funds from other sources to pay their tax liabilities.

Beneficiaries will be required to report their allocable share of our taxable income on their personal income tax return regardless of whether they have received any cash distributions from us.  It is possible that units of beneficial interest will be allocated taxable income in excess of their cash distributions.  We cannot assure beneficiaries that cash flow will be available for distribution in any year.  As a result, beneficiaries may have to use funds from other sources to pay their tax liability.

We could be characterized as a publicly traded partnership, which would have an adverse tax effect on investors.

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to beneficiaries could be treated as portfolio income to them rather than passive income.  Our counsel has given its opinion that we will not be classified as a publicly traded partnership, which is defined generally as a partnership whose interests are publicly traded or frequently transferred.  However, this opinion is based only upon certain representations of our former General Partners and the provisions in our Liquidating Agreement that attempt to comply with certain safe harbor standards adopted by the Internal Revenue Service.  We cannot assure beneficiaries that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the Internal Revenue Service safe harbors;

•	the lack of interpretive guidance with respect to such provisions; and

•	the fact that any determination in this regard will necessarily be based upon facts that have not yet occurred.

The deductibility of losses will be subject to passive loss limitations, and therefore, their deductibility will be limited.

Units of beneficial interest will be allocated their pro rata share of our tax losses.  Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to passive activities, which are defined generally as activities in which the taxpayer does not materially participate.  Any tax losses allocated to investors will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.  Losses from passive activities are generally deductible only to the extent of a taxpayer’s income or gains from passive activities and will not be allowed as an offset against other income, including salary or other compensation for personal services, active business income or “portfolio income,” which includes non-business income derived from dividends, interest, royalties, annuities and gains from the sale of property held for investment.  Accordingly, beneficiaries may receive no current benefit from their share of tax losses unless they are currently being allocated passive income from other sources.

The Internal Revenue Service may challenge our allocations of profit and loss, and any reallocation of items of income, gain, deduction and credit could reduce anticipated tax benefits.

Counsel has given its opinion that it is more likely than not that partnership items of income, gain, loss, deduction and credit will be allocated among our beneficiaries substantially in accordance with the allocation provisions of the Liquidating Trust Agreement.  We cannot assure investors, however, that the Internal Revenue Service will not successfully challenge the allocations in the Liquidating Trust Agreement and reallocate items of income, gain, loss, deduction and credit in a manner that reduces anticipated tax benefits.  The tax rules applicable to allocation of items of taxable income and loss are complex.  The ultimate determination of whether allocations adopted by us will be respected by the Internal Revenue Service will depend upon facts which will occur in the future and which cannot be predicted with certainty or completely controlled by us.  If the allocations we use are not recognized, beneficiaries could be required to report greater taxable income or less taxable loss with respect to an investment in us and, as a result, pay more tax and associated interest and penalties.  Our beneficiaries might also be required to incur the costs of amending their individual returns.

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

Our federal income tax returns may be audited by the Internal Revenue Service.  Any audit of us could result in an audit of beneficiaries’ tax returns that may require adjustments of items unrelated to their investment in us, in addition to adjustments to various items.  In the event of any such adjustments, beneficiaries might incur attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the Internal Revenue Service.  Beneficiaries may also be liable for interest on any underpayment and penalties from the date their tax was originally due.  The tax treatment of all items will generally be determined at the Liquidating Trust level in a single proceeding rather than in separate proceedings with each partner, and our Managing Trustee is primarily responsible for contesting federal income tax adjustments proposed by the Internal Revenue Service.  In this connection, our Managing Trustee may extend the statute of limitations as to all beneficiaries and, in certain circumstances, may bind the beneficiaries to a settlement with the Internal Revenue Service.  Further, our Managing Trustee may cause us to elect to be treated as an electing large partnership.  If they do, we could take advantage of simplified flow-through reporting of items.  Adjustments to items would continue to be determined at the Liquidating Trust level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate.  Our Managing Trustee will have the discretion in such circumstances either to pass along any such adjustments to the beneficiaries or to bear such adjustments at the Liquidating Trust level.

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of net cash from operations payable to investors would be reduced.

The state in which a beneficiary resides may impose an income tax upon such beneficiary’s share of our taxable income.  Further, states in which we will own our properties may impose income taxes upon beneficiaries’ share of our taxable income allocable to any property located in that state.  Many states have also implemented or are implementing programs to require entities classified as partnerships for federal income tax purposes to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to beneficiaries.  Beneficiaries may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Liquidating Trust of properties in those states.  Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity.  The imposition of such taxes will reduce the amounts distributable to our beneficiaries.  In the event we are required to withhold state taxes from beneficiaries’ cash distributions, the amount of the net cash from operations otherwise payable to beneficiaries would be reduced.  In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to beneficiaries.  Beneficiaries are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units.  Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a beneficiary.  Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties.  Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units.  Investors should also note that our counsel’s tax opinion assumes that no legislation that will be applicable to an investment in our units will be enacted after the commencement of the Offering on February 19, 2003.

Congress has passed major federal tax legislation regarding taxes applicable to recipients of dividends.  One of the changes reduced the tax rate to certain recipients of dividends paid by corporations to individuals to a maximum of 15% through 2012.  The tax changes did not, however, reduce the corporate tax rates.  Therefore, the maximum corporate tax rate of 35% has not been affected.  Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

Although entities classified as partnerships for federal income tax purposes continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would make a partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for us to elect to be taxed for federal income tax purposes as a corporation or a REIT.  Pursuant to our Liquidating Trust Agreement, our Managing Trustee has the authority to make any tax elections on our behalf that, in its sole judgment, are in our best interest.  This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes.  Our Managing Trustee has the authority under our Liquidating Trust Agreement to make those elections without the necessity of obtaining the approval of our beneficiaries.  In addition, our Managing Trustee has the authority to amend our Liquidating Trust Agreement without the consent of beneficiaries in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that it elects for us.  Our Managing Trustee has fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if it determines in good faith that such changes are in the best interest of our investors.

Under recently enacted legislation, for taxable years beginning after December 31, 2012, a U.S. person that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, generally will be subject to a 3.8% tax (the "Medicare tax") on the lesser of (1) the U.S. person's "net investment income" for the relevant taxable year and (2) the excess of the U.S. person's modified adjusted gross income for the taxable year over a certain threshold. A U.S. person's net investment income for these purposes will generally include income and gain allocable to such U.S. person and/or any gain realized with respect to a disposition of our units of beneficial interest. If you are a U.S. person that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your investment in the ordinary shares.

In addition, for taxable years beginning before January 1, 2013, the maximum stated U.S. federal income tax rate applicable to individuals generally is 35% for ordinary income and 15% for net long-term capital gain (with lower rates applying to taxpayers in the 10% and 15% rate brackets), except that the portion of such gain that is attributable to certain depreciation recapture will be taxable at the maximum rate of 25%.

There are special considerations that apply to pension or profit sharing trusts or IRAs investing in our units.

If investors are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our units of beneficial interest, they should satisfy themselves that, among other things:

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

We may dissolve the Liquidating Trust if our assets are deemed to be “plan assets” or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, known as “plan assets,” our Managing Trustee would be considered to be a plan fiduciary and certain contemplated transactions between our Managing Trustee or its affiliates and us may be deemed to be prohibited transactions subject to excise taxation under Section 4975 of the Internal Revenue Code.  Additionally, if our assets were deemed to be plan assets, ERISA’s fiduciary standards would extend to the Managing Trustee as a plan fiduciary with respect to our investments.  We have not requested an opinion of our counsel regarding whether or not our assets would constitute plan assets under ERISA, nor have we sought any rulings from the U.S. Department of Labor (“Department of Labor”) regarding classification of our assets.

Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions that, if satisfied, would preclude assets of an entity such as ours from being treated as plan assets.  We cannot assure investors that our Liquidating Trust Agreement and the Offering have been structured so that the exemptions in such regulations would apply to us, and although our Managing Trustee intends that an investment by a qualified plan in units will not be deemed an investment in our assets, we can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard.  Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in prohibited transactions, which would cause the imposition of excise taxation and the imposition of co-fiduciary liability under Section 405 of ERISA in the event actions undertaken by us are deemed to be non-prudent investments or prohibited transactions.

In the event our assets are deemed to constitute plan assets, or if certain transactions undertaken by us are deemed to constitute prohibited transactions under ERISA or the Internal Revenue Code and no exemption for such transactions applies or is obtainable by us, our Managing Trustee has the right, but not the obligation, upon notice to all beneficiaries, but without the consent of any beneficiary to:

•	compel a termination and dissolution of the Liquidating Trust; or

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

We do not intend or anticipate that our tax-exempt investors will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as UBTI.  Notwithstanding this prohibition, our Managing Trustee does have limited authority to borrow funds deemed necessary including:

•
for Liquidating Trust purposes in the event of unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets;

•	in order to finance improvement of properties when our General Partners deem such improvements to be necessary or appropriate to protect the capital previously invested in the properties;

•	to protect the value of our investment in a particular property; and

•	to make a particular property more attractive for sale or lease.

Our Managing Trustee has represented that they will not cause us to incur indebtedness unless it obtains an opinion of our counsel or an opinion from our tax accountants that the proposed indebtedness more likely than not will not cause the income allocable to tax-exempt investors to be characterized as UBTI.  Any such opinion will have no binding effect on the Internal Revenue Service or any court.  Therefore, some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

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

At December 31, 2010, the Partnership wholly owned the following properties:

Property Name	Location	Approximate Rentable Square Footage	Description

Tucson Way	Denver, Colorado	70,660	Two-story office building
2800 W. Mockingbird	Dallas, Texas	73,349	One-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building
ASC Building	Dallas, Texas	28,880	One-story office building

Each of the properties was transferred to us on the Effective Date.  The following information generally applies to all of our properties:

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

Item 4.                Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop.  Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA required minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

Holders

As of April 8, 2011, we had 4,275,187 of beneficial interest units outstanding that were held by a total of approximately 1,300 beneficiaries.

Distributions

The timing and amount of cash previously distributed by the Partnership to its limited partners was determined by the General Partners and was dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.  The following table shows the distributions declared by the Partnership in the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009

Fourth Quarter	$323	$647
Third Quarter	323	646
Second Quarter	3,227	640
First Quarter	633	632

	$4,506	$2,565

The amount of distributions payable at December 31, 2010 and 2009 were approximately $109,000 and $218,000, respectively.

As is common in real estate related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come in the form of special distributions as assets are sold.  As a result, the terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities).  Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

Recent Sales of Unregistered Securities

None.

Item 6.                Selected Financial Data.

As of December 31, 2010, the Partnership owned four properties and as of December 31, 2009, 2008, 2007 and, 2006, it owned five properties.  During 2006, the Partnership sold the Northpoint Property and during 2010 the Partnership sold the Hopkins Building, which are shown as discontinued operations in the table below.  Accordingly, the following selected financial data may not be comparable.  The following data should be read in conjunction with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.  The selected financial data presented below as of and for each of the five years in the period ended December 31, 2010 has been derived from such consolidated financial statements (in thousands, except per unit amounts):

	2010	2009	2008	2007	2006

Total assets	$20,896	$27,587	$30,105	$32,992	$35,585

Total liabilities	$1,165	$1,384	$1,502	$1,607	$2,370
Partners' capital	19,731	26,203	28,603	31,385	33,215
Total liabilities and partners' capital	$20,896	$27,587	$30,105	$32,992	$35,585

Rental revenue	$3,449	$3,491	$3,495	$3,760	$3,888

Income (loss) from continuing operations	(1,594)	34	12	670	1,247
Income (loss) from discontinued operations	(372)	131	129	137	257
Loss on sale of discontinued operations	-	-	-	(51)	(494)
Net income (loss)	$(1,966)	$165	$141	$756	$1,010

Basic and diluted per limited partnership unit data:
Income (loss) from continuing operations	$(0.37)	$0.01	$-	$0.17	$0.09
Income (loss) from discontinued operations	(0.09)	0.03	0.03	-	0.14
Basic and diluted net income per limited partnership unit	$(0.46)	$0.04	$0.03	$0.17	$0.23

Distributions declared per limited partnership unit	$1.05	$0.60	$0.60	$0.60	$0.60

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto with respect to our predecessor in interest, the Partnership, as of December 31, 2010.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations of the Partnership are based upon the consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, we will evaluate these estimates.  These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the Partnership’s accounts and the accounts of its wholly owned subsidiaries as of December 31, 2010.  All inter-company transactions, balances and profits have been eliminated in consolidation.

Impairment of Long-Lived Assets

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable.  Examples of the types of events and circumstances that would have caused management to assess assets for potential impairment include, but were not limited to, major vacancies resulting in loss of revenues, natural disasters, bona fide purchase offers and changes in the economic climate.  When such events or changes in circumstances occurred, management assessed potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period that it expected to hold the asset, including its eventual disposition, to the carrying amount of the asset.  In the event that the carrying amount exceeded the estimated future undiscounted operating cash flows, management recognized an impairment loss to adjust the carrying value of the asset to estimated fair value.  The estimated fair value was based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has expanded its impairment analysis, and has been performing an analysis of the value of each of its real estate assets at each reporting date.

In evaluating real estate for impairment, management used appraisals and made several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties.  A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

Overview

Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008.  This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates.  Due to the struggling economy, including losses in the financial and professional services industries, overall demand across most real estate sectors remains low.  While it is unclear when the overall economy will recover from these weakened market conditions, we do not expect conditions to improve significantly in the near future.  Consequently, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties.  Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing.  If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

Three of our four real estate assets are located in Texas, all of which are located in the Dallas-Fort Worth metropolitan area.  Office vacancy rates in the Dallas-Fort Worth market stood at 21.1% in the fourth quarter of 2010.  The national vacancy percentage for office space decreased from 19.4% in the fourth quarter of 2009 to 17.4% in the fourth quarter of 2010.  The Dallas-Fort Worth area is expected to experience modest leasing volume in the near future, with corresponding rental rates increasing slightly in 2011 over 2010.  To date, we have not experienced any significant tenant defaults resulting in the loss of material rental income.

Current economic conditions discussed above make it difficult to predict future operating results.  There can be no assurance that we will not experience further declines in revenues or earnings for a number of reasons, including, but not limited to the possibility of greater than anticipated weakness in the economy and the continued impact of the trends mentioned above.

Results of Operations

At December 31, 2010 and 2009, the Partnership wholly owned four and five properties, respectively.  The remaining four properties transferred to us by the Partnership combined contain approximately 206,000 rentable square feet.  Denver and Dallas, together with its surrounding areas, represent our geographic exposure.  As of December 31, 2010, the Partnership’s portfolio was 61% leased as compared to 96% as of December 31, 2009. The major tenants in its portfolio as of December 31, 2010 included Raytheon Company and Air System Components LP (“ASC”).  Effective November 1, 2010, the Partnership signed a long-term lease renewal with a single tenant at the ASC building for the 28,880 square feet facility.  As a result, it recognized an asset impairment loss of approximately $1.4 million during the third quarter of 2010 to adjust the carrying value of the asset to estimated fair value.  Also, on April 15, 2010, the Partnership sold the Hopkins Building and its results are not included in amounts discussed below, but are reflected in discontinued operations for all periods presented.  Additionally, Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), the single tenant at 2800 W. Mockingbird, did not renew their lease which expired in September 2010 and represents approximately 35% of the rentable square feet in the Partnership’s portfolio.  On March 22, 2011, we entered into a contract subject to certain conditions and contingencies, to sell 2800 W. Mockingbird to an unaffiliated buyer.  Unless we are able to lease-up other available space or complete a sale of the building, management expects decreases in most operating categories in the near future.

Fiscal year ended December 31, 2010 as compared to fiscal year ended December 31, 2009

Rental Revenue.  Rental revenue for the years ended December 31, 2010 and 2009 was approximately $3.4 million and $3.5 million, respectively, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from the Partnership’s properties.

Property Operating Expenses.   Property operating expenses for the years ended December 31, 2010 and 2009 were approximately $847,000 and $868,000, respectively, and were comprised of expenses related to the daily operations from the Partnership’s properties.  The decrease in property operating expenses for the year ended December 31, 2010 is primarily due to nonrecurring maintenance expenses during 2009.

Real Estate Taxes.   Real estate taxes for the years ended December 31, 2010 and 2009 were approximately $524,000 and $459,000, respectively. The increase in real estate taxes for the year ended December 31, 2010 is primarily due to an increase in valuations by taxing authorities.

Property and Asset Management Fees.   Property and asset management fees for the years ended   December 31, 2010 and 2009 were approximately $261,000 and $259,000, respectively.

Asset Impairment Loss.  Asset impairment loss for the year ended December 31, 2010, was approximately $1.4 million.  During 2010, the Partnership signed a long-term lease renewal with a single tenant at the ASC building for the 28,880 square feet facility with certain incentives, which we do not expect to recover over the life of the projected holding period. As a result, it recognized an asset impairment loss.  There was no asset impairment loss for the year ended December 31, 2009.

General and Administrative Expenses.  General and administrative expenses for the years ended     December 31, 2010 and 2009 were approximately $546,000 and $604,000, respectively, and were comprised of corporate general and administrative expenses, including auditing fees, directors’ and officers’ insurance premiums, advisor’s administrative services, tax preparation fees, legal fees, transfer agent fees and other general and administrative expenses.   The decrease in general and administrative expenses is primarily due to a reduction in the cost of administrative services provided by the Partnership’s advisor and co-General Partner Behringer Advisors I.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was approximately $1.5 million and $1.3 million respectively.

Interest Income.   Interest income for the years ended December 31, 2010 and 2009 was approximately $35,000 and $49,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances.

Fiscal year ended December 31, 2009 as compared to fiscal year ended December 31, 2008

As of December 31, 2009 and 2008, the Partnership wholly owned five properties.  These properties combined contain approximately 236,000 rentable square feet.  Also, on April 15, 2010, the Partnership sold the Hopkins Building and its results are included in discontinued operations for all periods presented.

Rental Revenue.  Rental revenue for each of the years ended December 31, 2009 and 2008 was approximately $3.5 million, and was comprised of revenue, including adjustments for straight-line rent and amortization of above-market and below-market leases, from our properties.

Property Operating Expenses.   Property operating expenses for the years ended December 31, 2009 and 2008 were approximately $868,000 and $812,000, respectively, and were comprised of expenses related to the daily operations from the Partnership’s properties.  The increase in property operating expenses for the year ended December 31, 2009 is primarily due to nonrecurring maintenance expenses during 2009.

Real Estate Taxes.   Real estate taxes for the years ended December 31, 2009 and 2008 were approximately $459,000 and $619,000, respectively. The decrease in real estate taxes for the year ended December 31, 2009 is primarily due to a decrease in valuations by taxing authorities.

Property and Asset Management Fees.   Property and asset management fees for the each of the years ended   December 31, 2009 and 2008 were approximately $259,000.

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

Depreciation and Amortization Expense.  Depreciation and amortization expense for the years ended December 31, 2009 and 2008 was approximately $1.3 million and $1.4 million respectively.

Interest Income.   Interest income for the years ended December 31, 2009 and 2008 was approximately $49,000 and $162,000 respectively, and was comprised of interest income associated with funds on deposit with banks.  The decrease in interest income is due to a decrease in cash balances and interest rates on cash deposits.

Cash Flow Analysis

Fiscal year ended December 31, 2010 as compared to the fiscal year ended December 31, 2009

Cash provided by operating activities for the year ended December 31, 2010 was approximately $1.1 million and was primarily comprised of the net loss of approximately $2.0 million, adjusted for asset impairment loss of approximately $1.8 million and depreciation and amortization of approximately $1.5 million, partially offset by the changes in lease intangibles of $247,000.  Cash provided by operating activities for the year ended December 31, 2009 was $964,000 and was primarily comprised of the net income of $165,000, adjusted for depreciation and amortization of approximately $1.4 million, partially offset by the changes in lease intangibles of approximately $361,000 and changes in working capital accounts of approximately $267,000.

Cash provided by investing activities for the year ended December 31, 2010 was approximately $2.3 million and was comprised of proceeds from the sale of the Hopkins Building of approximately $2.5 million, partially offset by purchases of personal property and equipment of $173,000. Cash used in investing activities for the year ended December 31, 2009 was $181,000 and was comprised of purchases of property and equipment.

Cash used in financing activities consisted of distributions to the Partnership’s limited partners of approximately for the years ended December 31, 2010 and 2009 was approximately $4.6 million and $2.6 million, respectively.

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

Cash used in financing activities consisted of distributions to the Partnership’s limited partners of approximately $2.6 million for the year ended December 31, 2009.  For the year ended December 31, 2008, cash used in financing activities was approximately $2.9 million and consisted of distributions of approximately $2.6 million and redemptions of approximately $342,000.

Liquidity and Capital Resources

The Partnership’s cash and cash equivalents were approximately $3.3 million at December 31, 2010.  Going forward, our principal demands for funds will be for the payment of operating expenses.  Generally, cash needs are expected to be met from operations and from cash on hand.  The timing and amount of cash previously distributed to the Partnership’s limited partners was determined by its General Partners and was dependent on a number of factors, including funds available for payment of distributions, financial condition and capital expenditures.

On April 15, 2010, the Partnership sold the Hopkins Building and with the successful sale of this asset, management decided to distribute proceeds of approximately $2.7 million in May 2010 to the Partnership’s unit holders through a special distribution of $0.63 per unit.  With the previous sale of the Northpoint Property in December 2006 and now with the sale of the Hopkins Building, there were fewer properties to support the Partnership’s fixed expenses and regular monthly distributions.  As a result, the General Partners determined to reduce the normal distribution rate from 6% to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset and resulting higher general and administrative costs relative to revenues.  As of December 31, 2010, and through the Effective Date, the distribution rate for the Partnership remained unchanged.

On February 16, 2011, the Partnership’s General Partners elected to liquidate the Partnership and transfer its remaining assets and liabilities to the Liquidating Trust as a cost saving alternative that the General Partners believed to be in the best interests of the investors.  The expenses associated with operating a public reporting entity, like the Partnership, are comparatively high and therefore detract from distributable proceeds and returns it can make to its investors.  The reorganization into a liquidating trust enables us to reduce costs associated with public reporting obligations and related audit expenses that are not applicable to the Liquidating Trust, helping to preserve capital throughout our disposition phase for the benefit of our investors. Cutting expenses and maximizing investor returns is a primary focus in this disposition phase.

In accordance with the terms of the Liquidating Trust Agreement, the Liquidating Trust discontinued payment of monthly distribution on February 16, 2011.  As is common in real estate related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come in the form of special distributions as assets are sold.  As a result, the terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities).  Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

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

As of December 31, 2010, the Partnership’s portfolio was 61% leased as compared to 96% as of December 31, 2009. The major tenants in the Partnership’s portfolio as of December 31, 2010 included Raytheon Company and ASC.  During 2010 the Partnership signed a long-term lease renewal with a single tenant at the ASC building for the 28,880 square foot property.  Denver and Dallas, together with its surrounding areas, represent our geographic exposure.  In addition, it collected 100% of its base rent from our tenants for the year 2010, which is a good indication of credit quality and stability.

We expect to meet our future short-term operating liquidity requirements through cash provided by the operations of our current properties and available cash on hand.  Management expects that our properties will generate sufficient cash flow to cover operating expenses. During the year ended December 31, 2010, distributions by the Partnership were paid from available cash on hand and cash provided by the operations of the Partnership’s properties.  Other potential future sources of capital include proceeds from the sale of properties and undistributed funds from operations.  If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures subject to limitations discussed in Item 1 of Form 10-K.

Net Operating Income

Net operating income (“NOI”) is a non-GAAP financial measure that is defined as rental revenue less property operating expenses, real estate taxes and property management fees. Management believes that NOI provides an accurate measure of our operating performance because NOI reflects the operating performance of our properties and excludes certain items that are not associated with management of the properties.  NOI should not be considered as an alternative to net income (loss), or an indication of our liquidity.  NOI is not indicative of funds available to fund our cash needs or our ability to make distributions and should be reviewed in connection with other GAAP measurements.  To facilitate understanding of this financial measure, a reconciliation of NOI to net income (loss) has been provided in accordance with GAAP.  Our calculations of the Partnership’s NOI for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	2010	2009	2008

Rental revenue	$3,449	$3,491	$3,495

Operating expenses
Property operating expenses	847	868	812
Real estate taxes	524	459	619
Property and asset management fees	261	259	259
Less: Asset management fees	(123)	(123)	(123)
Total operating expenses	1,509	1,463	1,567

Net operating income	$1,940	$2,028	$1,928

Reconciliation of NOI to Net Income
Net operating income	$1,940	$2,028	$1,928

Less: General and administrative	(546)	(604)	(574)
Depreciation and amortization	(1,489)	(1,307)	(1,368)
Asset management fees	(123)	(123)	(123)
Asset impairment loss	(1,404)	-	-
Provision for income taxes	(7)	(9)	(13)
Add: Interest income	35	49	162
Income (loss) from discontinued operations	(372)	131	129

Net income (loss)	$(1,966)	$165	$141

Performance Reporting Required by the Partnership Agreement

Section 15.2 of the Partnership Agreement required the Partnership to provide its limited partners with its net cash from operations, a non-GAAP financial measure which is defined as net income, computed in accordance with GAAP, plus depreciation and amortization on real estate assets, non-cash impairment charges and adjustments for gain on sale of assets, gain on sale of discontinued operations and capital improvements (“Net Cash From Operations”). Our calculations of the Partnership’s Net Cash From Operations for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	2010	2009	2008

Net income (loss)	$(1,966)	$165	$141

Asset impairment loss	1,813	-	-
Depreciation and amortization	1,548	1,427	1,455
Capital improvements	(173)	(181)	-
Net cash from operations	$1,222	$1,411	$1,596

Off-Balance Sheet Arrangements

The Partnership had no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources of the Partnership or the Liquidating Trust, as successor in interest.

Contractual Obligations

The Partnership had no contractual obligations as of December 31, 2010.

New Accounting Pronouncements

               In January 2010, the FASB updated the disclosure requirements for fair value measurements.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers.  Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  The Partnership adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010.  The adoption of the required guidance did not have a material impact on the Partnership’s financial statements or disclosures.  The Partnership adopted the remaining guidance on January 1, 2011.  The Partnership adopted the remaining guidance on January 1, 2011 and we do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

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

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices.  We have no investments or obligations that would be affected by an increase or decrease in interest rates.  At December 31, 2010, the Partnership did not have any foreign operations and thus were not exposed to foreign currency fluctuations.

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

None.

Item 9A.             Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, as General Partner of the Partnership, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2010 the effectiveness of the Partnership’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that the Partnership’s disclosure controls and procedures, as of December 31, 2010, were effective for the purpose of ensuring that information required to be disclosed by us in this report as successor in interest to the Partnership is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  The Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, as General Partner of the Partnership, evaluated as of December 31, 2010 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that the Partnership’s internal controls, as of December 31, 2010, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.             Other Information.

None.

PART III

Item 10.              Directors, Executive Officers and Corporate Governance.

Managing Trustee

Prior to the Effective Date, the Partnership operated under the direction of its General Partners, Behringer Advisors I and Mr. Robert M. Behringer.  Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors I, which was formerly one of the General Partners.  The Managing Trustee is assisted by the employees of HPT, the general partner of Behringer Advisors I.  We do not employ our own management personnel; but instead we pay fees and expense allocations to our Managing Trustee for its services.  The Managing Trustee is responsible for the management and control of our affairs, including acquisitions in the past, capital improvements, construction and property management.

Our Managing Trustee Behringer Advisors I is a Texas limited partnership formed in July 2002.  The executive office of Behringer Advisors I is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.  Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner.  Behringer Holdings is the sole owner of HPT and Behringer Partners.  Mr. Robert M. Behringer is the Chief Executive Officer of each of these companies.  Mr. Behringer is the founder, Chief Executive Officer and sole manager of Behringer Holdings.  Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners.  It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	62	Chairman
Robert S. Aisner	64	Chief Executive Officer and President
Samuel A. Gillespie	52	Chief Operating Officer
Gerald J. Reihsen, III	52	Executive Vice President - Corporate Development and Legal and Assistant Secretary
Gary S. Bresky	44	Chief Financial Officer
M. Jason Mattox	35	Executive Vice President
Kymberlyn Janney	49	Senior Vice President - Finance

Robert M. Behringer is the Chairman of Behringer Advisors I.  He has also served as the Chairman of the Board of Directors of Behringer Harvard REIT I since June 2002, Behringer Harvard Opportunity REIT I since June 2006, Behringer Harvard Multifamily REIT I since December 2007, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily     REIT II, Inc., a REIT that is still in registration with the SEC.  He is also the founder, sole manager and Chief Executive Officer of Behringer Holdings, the indirect parent company of Behringer Advisors I.  Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Short-Term Opportunity Fund I, each a publicly registered real estate limited partnership.  Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

From 1995 until 2001, Mr. Behringer was Chief Executive Officer of Harvard Property Trust, Inc., a privately held REIT formed by Mr. Behringer that was liquidated and that had an asset value of approximately $174 million before liquidation.  Before forming Harvard Property Trust, Inc., Mr. Behringer invested in commercial real estate as Behringer Partners, a sole proprietorship formed in 1989 that invested in single asset limited partnerships.  From 1985 until 1993, Mr. Behringer was Vice President and Investment Officer of Equitable Real Estate Investment Management, Inc. (since acquired by, an now known as Lend Lease Real Estate Investments, Inc.), one of the largest real estate pension managers and advisors in the United States.  While at Equitable, Mr. Behringer was responsible for its General Account Real Estate Assets located in the south central United States.  The portfolio included institutional quality office, industrial, retail, apartment and hotel properties exceeding 17 million square feet with a value of approximately $2.8 billion.  Although Mr. Behringer was a significant participant in acquisitions, management, leasing, redevelopment and dispositions, his primary responsibility was to increase net operating income and the overall value of the portfolio.

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 158 different properties with over 34 million square feet of office, retail, industrial, apartment, hotel and recreational properties.  In addition to being the Chief Investment Officer of Behringer Advisors II, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia.  Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute and the Real Estate Council.  Mr. Behringer also was a licensed certified public accountant for over 20 years.  Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Chief Executive Officer and President of Behringer Advisors I.  Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I.  In addition, Mr. Aisner serves as President (since November 2004), Chief Executive Officer (since June 2008) and a director (since June 2006) of Behringer Harvard Opportunity REIT I.  Mr. Aisner also has served as President, Chief Executive Officer and a director of Behringer Harvard Opportunity REIT II (since January 2007), as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I (since August 2006) and as President (since April 2007) and Chief Executive Officer of Behringer Harvard Multifamily REIT II, Inc., currently in registration.  Mr. Aisner is also President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia.  From 1996 until joining Behringer Harvard REIT I in 2003, Mr. Aisner served as (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange listed REIT focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (iii) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (iv) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (v) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities.  Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003.  From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group.  From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors I.  Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Advisors II LP who is co-general partner of Behringer Harvard Short-Term Opportunity Fund I LP.  Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

Kymberlyn Janney is the Senior Vice President of Finance for Behringer Advisors I and also serves as the principal accounting officer.  Ms. Janney also serves as Senior Vice President of Finance and the principal accounting officer for Behringer Harvard Advisors II LP, another Behringer Holdings sponsored program, who is co-general partners of Behringer Harvard Short-Term Opportunity Fund, another Behringer Holdings sponsored program.  As of November 23, 2010, Ms. Janney also serves as Chief Financial Officer and Treasurer of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II.  She has also served as the Senior Vice President – Financial Administration of the advisors for Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II since July 2010.

Ms. Janney has over 25 years of experience in commercial real estate related accounting and financial activities, including over 20 years of management-level experience.  Prior to joining Behringer Harvard, from October 2009 until July 2010, Ms. Janney served as a consultant for Meridian Realty Advisors, a full service real estate management and advisory company focused on senior living and healthcare related real estate investment opportunities.  From February 2007 to September 2009, Ms. Janney was Executive Vice President and Chief Financial Officer for Direct Development, where she was responsible for accounting and reporting systems, internal controls and policies and procedures for the commercial retail development company, brokerage company and related project entities.  From October 2004 to January 2007, Ms. Janney was Managing Director and Chief Financial Officer of Hawkeye Partners, LP, a start-up real estate private equity fund.  From December 1994 to October 2004, Ms. Janney was with the Hampstead Group, a privately held real estate investment company, where she served as Controller from 1994 to 1999 and as Chief Financial Officer from 2000 to 2004.  Ms. Janney received a Bachelor of Business Administration degree from Baylor University.  Ms. Janney is a Certified Public Accountant in the State of Texas.

Other Personnel

The Managing Trustee, Behringer Advisors I, is assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I.  HPT and its affiliates employed approximately 435 full-time persons at December 31, 2010, including the executive officers listed above.  HPT and its affiliates will continue to hire employees as needed.  HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

Advisory Board

The Liquidating Trust does not have a board of directors.  The Partnership’s General Partners were initially assisted by an advisory board, which was dissolved on March 31, 2008.

No Audit Committee; No “Audit Committee Financial Expert”

The Liquidating Trust does not have a board of directors and, as such, has no board committees such as an audit committee.  Because we do not have an audit committee, we do not have an “audit committee financial expert.”  The Managing Trustee is responsible for managing the relationship with our Independent Registered Public Accounting Firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames.  These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation.  Reporting persons are required to furnish the Partnership with copies of all Section 16(a) forms filed with the SEC.  Based upon our review of the reports furnished to the Partnership pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings with respect to the securities of the Partnership were timely and correctly made by reporting persons during 2010.

Code of Ethics

Behringer Advisors I, both formerly as a General Partner of the Partnership and now as Managing Trustee of the Liquidating Trust, adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees.  A copy of the code of ethics of Behringer Advisors I may be obtained from our website at http://www.behringerharvard.com.  The web site will be updated to include any material waivers or modifications to the code of ethics.

Item 11.              Executive Compensation.

Prior to the Effective Date, the Partnership operated under the direction of its General Partners.  Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors I, which was formerly one of the General Partners.  As of December 31, 2010, the Partnership had not made any payments to Mr. Behringer as compensation for serving as a General Partner.  The officers and employees of HPT assist the Managing Trustee.  The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services.  We pay fees to our Managing Trustee, Behringer Advisors I, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors I as General Partner.  We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us.  Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee.  Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no beneficiaries known by us who owned more than 5% of our outstanding beneficial interests units as of April 8, 2011.

We do not have any officers or directors.  The Partnership’s two General Partners, Robert M. Behringer and Behringer Harvard Advisors I, each owned 50% of the general partnership interests of the Partnership.  Behringer Advisors I, in its capacity as our Managing Trustee does not own any beneficial interest in the Liquidating Trust.  We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of April 8, 2011 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or those of our Managing Trustee, each of our executive officers or those of our Managing Trustee, and our directors and executive officers, or those of our Managing Trustee, as a group.  The percentage of beneficial ownership is calculated based on 4,275,187 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Advisors I (1)(3)	-	*
Beneficial interest	Robert M. Behringer (1)(2)	2,762.43	*
Beneficial interest	Robert S. Aisner (1)(2)	1,104.97	*
Beneficial interest	Samuel A. Gillespie (1)(2)	-	*
Beneficial interest	Gerald J. Reihsen, III (1)(2)	-	*
Beneficial interest	Gary S. Bresky (1)(2)	-	*
Beneficial interest	M. Jason Mattox (1)(2)	-	*
Beneficial interest	Kymberlyn Janney (1)(2)	-	*
Beneficial interest	All current executive officers as a group (7 persons)	3,867.40	*

*Denotes less than 1%

(1)    The address of Messrs. Behringer, Aisner, Gillespie, Reihsen, Bresky, Mattox, Ms. Janney and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)    Executive Officers of our Managing Trustee, Behringer Advisors I.

(3)    Managing Trustee.

Item 13.              Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors I as General Partner, and in its former capacity as General Partner of the Partnership, Behringer Advisors I and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

 For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2010, 2009 and 2008, the Partnership incurred property management fees payable to the Property Manager or its affiliates of approximately $139,000, $141,000, and $145,000, respectively of which approximately $1,500, $5,500 and $8,800, respectively was included in discontinued operations.

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2010, the Partnership incurred asset management fees of approximately $127,000 of which approximately $4,000 was included in discontinued operations. During each of the years ended December 31, 2009 and 2008, the Partnership incurred asset management fees of approximately $138,000 of which $15,000 was included in discontinued operations.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the year ended December 31, 2010 and 2009 and 2008 the Partnership incurred such costs for administrative services totaling approximately $126,000, $178,000 and $120,000, respectively.

At December 31, 2010, the Partnership had payables to related parties of approximately $75,000, which consisted of approximately $63,000 for direct expenses and services and approximately $12,000 for management fees payable to Behringer Advisors I and our Property Manager. At December 31, 2009, the Partnership had payables to related parties of approximately $72,000, which consisted of approximately $52,000 for direct expenses and services and approximately $20,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since the Partnership was subject to the same conditions and such conditions had not been met, the Partnership incurred no such disposition fees for the years ended December 31, 2010, 2009 or 2008.

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

Policies and Procedures for Transactions with Related Persons

The agreements and arrangements among the Liquidating Trust, our Managing Trustee and its affiliates have been established by our Managing Trustee, and our Managing Trustee believes the amounts to be paid thereunder to be reasonable and customary under the circumstances. Additionally, our Managing Trustee has a fiduciary obligation to act in the best interests of both our beneficiaries and the investors in other affiliated programs and will use its best efforts to assure that we will be treated at least as favorably as any other affiliated program.

Item 14.              Principal Accountant Fees and Services.

Because the Partnership did not have a board of directors or any board committees, including an audit committee, the General Partners pre-approved all auditing and permissible non-auditing services that may be provided by an independent registered public accounting firm, if any. The independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Exchange Act. Because we requested, and on March 31, 2011 were granted, No-Action relief from the SEC regarding our proposed modified reporting described elsewhere herein, we have not engaged an independent registered public accounting firm to provide auditing services. A copy of the No-Action letter is publicly available through the SEC’s website.

Fees Paid to Principal Independent Registered Public Accounting Firm

The following table presents aggregate fees for professional review services billed to the Partnership for the fiscal years ended December 31, 2010 and 2009 by its independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, “Deloitte & Touche”) (in thousands):

	2010	2009
Audit related fees (1)	$150	$165
Tax related fees (2)	33	21
Total Fees	$183	$186

1) Audit related fees consisted of professional services performed in connection with the review of the annual consolidated financial statements in 2010 and the audit of the Partnership’s annual consolidated financial statements in 2009, and review of consolidated financial statements included in the Partnership’s Forms 10-Q.
2) Tax fees were for assistance with matters related to tax compliance, tax planning and tax advice.

PART IV

Item 15.              Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Unaudited Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Unaudited Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Schedule III - Real Estate and Accumulated Depreciation

3.	Exhibits

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

April 15, 2011	Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

	By:	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2011	/s/ Robert S. Aisner
Robert S. Aisner
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

April 15, 2011	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

April 15, 2011	/s/ Kymberlyn Janney
Kymberlyn Janney
Senior Vice President - Finance of Behringer Harvard Advisors I LP (Principal Accounting Officer)

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Consolidated Balance Sheets
As of December 31, 2010 and 2009
(in thousands, except unit amounts)
(Unaudited)

	2010	2009
Assets
Real estate
Land	$4,631	$5,682
Buildings and improvements, net	11,284	14,590
Total real estate	15,915	20,272

Cash and cash equivalents	3,329	4,465
Accounts receivable, net	407	601
Prepaid expenses and other assets	18	35
Lease intangibles, net	1,227	2,214

Total assets	$20,896	$27,587

Liabilities and partners' capital
Liabilities
Accounts payable	$3	$141
Payables to related parties	75	72
Acquired below-market leases, net	-	53
Distributions payable	109	218
Accrued liabilities	978	900
Total liabilities	1,165	1,384

Commitments and contingencies

Partners' capital
Limited partners, 44,000,000 units authorized; 4,275,187 units issued and outstanding at December 31, 2010 and 2009, respectively	19,730	26,202
General partners	1	1
Total partners' capital	19,731	26,203

Total liabilities and partners' capital	$20,896	$27,587

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Consolidated Statements of Operations
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands, except per unit amounts)
(Unaudited)

	2010	2009	2008

Rental revenue	$3,449	$3,491	$3,495

Expenses
Property operating expenses	847	868	812
Real estate taxes	524	459	619
Property and asset management fees	261	259	259
Asset impairment loss	1,404	-	-
General and administrative	546	604	574
Depreciation and amortization	1,489	1,307	1,368
Total expenses	5,071	3,497	3,632

Interest income	35	49	162
Income (loss) from continuing operations before income taxes	(1,587)	43	25

Provision for income taxes	7	9	13
Income (loss) from continuing operations	(1,594)	34	12

Income (loss) from discontinued operations	(372)	131	129
Net income (loss)	$(1,966)	$165	$141

Net income (loss) allocated to limited partners	$(1,966)	$165	$141

Weighted average number of limited partnership units outstanding	4,275	4,275	4,289

Basic and diluted net income (loss) per limited partnership unit
Income (loss) from continuing operations	$(0.37)	$0.01	$0.00
Income (loss) from discontinued operations	(0.09)	0.03	0.03
Basic and diluted net income (loss) per limited partnership unit	$(0.46)	$0.04	$0.03

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Consolidated Statements of Partners' Capital
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)
(Unaudited)

	Limited Partners			General Partners
	Contributions/	Accumulated	Number of		Accumulated
	(Distributions)	Income (Losses)	Units	Contributions	Income	Total

Balance as of January 1, 2008	$31,384	$-	4,309	$1	$-	$31,385

Redemption of units of limited partnership interest	(342)		(34)			(342)

Distributions to limited partners	(2,440)	(141)				(2,581)

Net income		141			-	141

Balance as of December 31, 2008	$28,602	$-	4,275	$1	$-	$28,603

Distributions to limited partners	(2,400)	(165)				(2,565)

Net income		165			-	165

Balance as of December 31, 2009	26,202	-	4,275	1	-	26,203

Distributions to limited partners	(4,506)					(4,506)

Net loss		(1,966)			-	(1,966)

Balance as of December 31, 2010	$21,696	$(1,966)	4,275	$1	$-	$19,731

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, and 2008
(in thousands)
(Unaudited)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(1,966)	$165	$141
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Asset impairment loss	1,813	-	-
Depreciation and amortization	1,548	1,427	1,455
Change in accounts receivable	10	(231)	-
Change in prepaid expenses and other assets	17	10	(1)
Additions to lease intangibles	(247)	(361)	(19)
Change in accounts payable	(138)	118	18
Change in payables to related parties	3	(22)	69
Change in accrued liabilities	97	(142)	(106)
Cash provided by operating activities	1,137	964	1,557

Cash flows from investing activities
Purchases of property and equipment	(173)	(181)	-
Proceeds from sale of asset	2,516	-	-
Cash provided by (used in) investing activities	2,343	(181)	-

Cash flows from financing activities
Distributions	(4,616)	(2,565)	(2,582)
Redemption of limited partnership units	-	-	(342)
Cash used in financing activities	(4,616)	(2,565)	(2,924)

Net change in cash and cash equivalents	(1,136)	(1,782)	(1,367)
Cash and cash equivalents at beginning of year	4,465	6,247	7,614
Cash and cash equivalents at end of year	$3,329	$4,465	$6,247

Supplemental disclosure:
Taxes paid	$9	$10	$14

Non-cash investing activities:
Capital expenditures for real estate in accrued liabilities	$17	$-	$-

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

1.           Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership”) was a limited partnership formed in Texas on July 30, 2002 governed by an Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”). The Partnership was funded through capital contributions from the General Partners and initial limited partner on September 20, 2002 (date of inception) and offered our limited partnership units pursuant to the public offering which commenced on February 19, 2003 and was terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering, and new investors were admitted until the termination of the Offering in February 2005. As of December 31, 2010, the Partnership had 4,275,187 limited partnership units outstanding which were not listed on a national exchange. The Partnership used the proceeds from the Offering, after deducting offering expenses, to acquire six office building properties, of which four remained in its portfolio at December 31, 2010.

On February 16, 2011 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by its General Partners, which provided for the formation of a liquidating trust, Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (which may be referred to herein as the “Liquidating Trust”, “we,” “us,” or “our”), for the purpose of completing the liquidation of the assets of the Partnership. In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with Behringer Advisors I as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest in the Liquidating Trust in exchange for such holder’s interest in the Partnership. In accordance with the Plan and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to us to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement.  The General Partners elected to liquidate the Partnership and transfer its remaining assets and liabilities to the Liquidating Trust as a cost saving alternative that the General Partners believed to be in the best interests of the investors.  The expenses associated with operating a public reporting entity, like the Partnership, are comparatively high and therefore detract from distributable proceeds and returns it can make to its investors.  The reorganization into a liquidating trust enables us to reduce costs associated with public reporting obligations and related audit expenses that are not applicable to the Liquidating Trust, helping to preserve capital throughout our disposition phase for the benefit of our investors. Cutting expenses and maximizing investor returns is a primary focus in this disposition phase.

 Although there have been recent signs of stabilization, the U.S. and global economies continue to experience the effects of the significant downturn that began in 2008. This downturn continues to disrupt the broader financial and credit markets, weaken consumer confidence and impact unemployment rates. These conditions have contributed to weakened market conditions. While it is unclear when the overall economy will recover, we do not expect conditions to improve significantly in the near future. As a result of the current economy, our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on our cash flows and results of operations.  Given the disruptions in the capital markets and the current lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns.  In addition, a more prolonged economic downturn could negatively affect our ability to attract and retain tenants.

2.           Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Partnership and the accounts of all of its wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. These consolidated financial statements have been prepared according to the going concern basis of accounting.  Subsequent to the Effective Date, our consolidated financial statements will be prepared on the liquidation basis of accounting.  We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and units, respectively, unless otherwise noted.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

Real Estate

Prior to the Effective Date, upon the acquisition of real estate properties, we allocate the purchase price of those properties to the assets acquired, consisting of land, inclusive of associated rights, and buildings, any assumed liabilities, identified intangible assets and asset retirement obligations based on their relative fair values. Identified intangible assets consisted of the fair value of above-market and below-market leases, in-place leases, in-place tenant improvements, in-place leasing commissions and tenant relationships.

The fair value of the tangible assets acquired, consisting of land and buildings, is determined by valuing the property as if it were vacant, and the “as-if-vacant” value was then allocated to land and buildings. Land values were derived from appraisals, and building values were calculated as replacement cost less depreciation or management’s estimates of the relative fair value of these assets using discounted cash flow analyses or similar methods. The value of buildings was depreciated over the estimated useful life of 25 years using the straight-line method.

The value of above-market and below-market in-place leases for acquired properties were determined based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of current market lease rates for the corresponding in-place leases, measured over a period equal to (a) the remaining non-cancelable lease term for above-market leases, or (b) the remaining non-cancelable lease term plus any fixed rate renewal options for below-market leases. The fair value of above-market and below-market leases was recorded as intangible assets or intangible liabilities, respectively, and the Partnership amortized them as an adjustment to rental income over the above determined lease term.

The total value of identified real estate intangible assets acquired was further allocated to in-place lease values, in-place tenant improvements, in-place leasing commissions and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease and the Partnership’s overall relationship with that respective tenant. The aggregate value for tenant improvements and leasing commissions was based on estimates of these costs incurred at inception of the acquired leases, amortized through the date of acquisition. The aggregate value of in-place leases acquired and tenant relationships was determined by applying a fair value model. The estimates of fair value of in-place leases include an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, management included such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. The estimates of fair value of tenant relationships also include costs to execute similar leases including leasing commissions, legal costs and tenant improvements as well as an estimate of the likelihood of renewal as determined by management on a tenant-by-tenant basis.

The value of in-place leases and in-place tenant improvements were amortized to expense over the initial term of the respective leases. The value of tenant relationship intangibles was amortized to expense over the initial term and any anticipated renewal periods, but in no event did the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease, the unamortized portion of the related real estate intangibles was expensed.

Anticipated amortization associated with acquired lease intangibles for each of the following five years ended December 31 is as follows:

2011	$393
2012	185
2013	72
2014	72
2015	68

As of December 31, 2010 and 2009, respectively, accumulated depreciation and amortization related to Partnership’s consolidated investments in real estate assets and related lease intangibles were as follows:

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

	Buildings and	Lease
As of December 31, 2010	Improvements	Intangibles
Cost	$14,916	$3,763
Less: depreciation and amortization	(3,632)	(2,536)
Net	$11,284	$1,227

			Acquired
	Buildings and	Lease	Below-Market
As of December 31, 2009	Improvements	Intangibles	Leases
Cost	$18,081	$5,687	$(358)
Less: depreciation and amortization	(3,491)	(3,473)	305
Net	$14,590	$2,214	$(53)

Impairment of Long-Lived Assets

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable. Examples of the types of events and circumstances that would have caused management to assess assets for potential impairment include, but were not limited to, major vacancies resulting in loss of revenues, natural disasters, bona fide purchase offers and changes in the economic climate. When such events or changes in circumstances occurred, management assessed potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the estimated period that it expected to hold the asset, including its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeded the estimated future undiscounted operating cash flows, management recognized an impairment loss to adjust the carrying value of the asset to estimated fair value. The estimated fair value was based on discounted cash flow streams using various factors including estimated future selling prices, costs spent to date, remaining budgeted costs and selling costs. As a result of the general economic downturn that began in 2008, management has expanded its impairment analysis, and has been performing an analysis of the value of each of its real estate assets at each reporting date.

In evaluating real estate for impairment, management used appraisals and made several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. A change in these estimates and assumptions could result in understating or overstating the book value of our investments, which could be material to our financial statements.

In early 2010, the Partnership was contemplating purchase offers from unaffiliated third parties for a one-story office building containing approximately 29,660 square feet located on approximately 2.5 acres of land in Hopkins, Minnesota, a suburb of Minneapolis, Minnesota (the “Hopkins Building”) which were less than the carrying value of the asset. As a result, the Partnership recognized an asset impairment loss of approximately $0.4 million during the three months ended March 31, 2010 to adjust the carrying value of the asset to estimated fair value. The asset was subsequently sold during the second quarter of 2010, and as a result, the impairment loss is included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2010.

In September 2010, a long-term lease renewal was signed with the single tenant at the Affiliated Computer Systems (“ACS”) building with certain incentives which were not expected to be recovered over the projected holding period. As a result, an asset impairment loss of approximately $1.4 million was recognized during the year ended December 31, 2010 to adjust the carrying value of the asset to estimated fair value. There was no asset impairment loss for the years ended December 31, 2009 and 2008.

In the event that market conditions decline in the future or the current difficult market conditions extend beyond our expectations, additional adjustments may be necessary in the future. Any such charges could have an adverse effect on our consolidated financial position and operations.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less are considered to be cash equivalents.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

Accounts Receivable

Accounts receivable primarily consists of receivables from tenants related to the Partnership’s properties. The Partnership had allowance for doubtful accounts of approximately $5,000 and $2,700, at December 31, 2010 and 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include prepaid directors’ and officers’ insurance as well as prepaid insurance for our real estate properties.

Revenue Recognition

The Partnership recognized rental income generated from leases on real estate assets on the straight-line basis over the terms of the respective leases, including the effect of rent holidays, if any. For the years ended December 31, 2010 and 2009, the total net increase to rental revenue due to straight line rent adjustment was approximately $72,000 and $59,000, respectively. For the year ended December 31, 2008, the total net decrease to rental revenue due to straight line rent adjustment was approximately $9,400. Rental revenue also includes amortization of above and below market leases of approximately $64,000 and $40,000, respectively. Any payments made to tenants that are considered lease incentives or inducements were amortized to revenue over the life of the respective leases. The revenues were recognized when earned. Revenues relating to lease termination fees were recognized at the time that a tenant’s right to occupy the space terminated and when we satisfied all obligations under the agreement.

Cash Flow Distributions

With respect to periods prior to the Effective Date, net cash distributions, as defined in the Partnership Agreement, are to be distributed to the partners as follows:

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

Income (Loss) Allocations

With respect to periods prior to the Effective Date, net income for each applicable accounting period is allocated to the partners as follows:

a)	To the partners to the extent of and in proportion to allocations of net loss as noted below; and
b)
Then, so as to cause the capital accounts of all partners to permit liquidating distributions to be made in the same manner and priority as set forth in the Partnership Agreement with respect to net cash distributions.

With respect to periods prior to the Effective Date, net loss for each applicable accounting period is allocated to the partners as follows:

a)
To the partners having positive balances in their capital accounts (in proportion to the aggregate positive balances in all capital accounts) in an amount not to exceed such positive balance as of the last day of the fiscal year; and

b)	Then, eighty-five percent (85%) to the limited partners and fifteen percent (15%) to the General Partners.

The Partnership would distribute to our General Partners a share of net cash from operations, a 15% distribution after the limited partners had received distributions equal to their net capital contributions, plus an 8% annual cumulative (noncompounded) return on their net capital contributions; provided, however, that in no event would the General Partners receive more than 10% of cash available for distribution.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

Income Taxes

As a limited partnership, the Partnership is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the years ended December 31, 2010 and 2009, the Partnership recognized a provision for current tax expense of approximately $7,000 and $8,000, respectively, and for the year ended December 31, 2009, a deferred tax expense of approximately $800, related to the Texas margin tax. During the year ended December 31, 2008, the Partnership recognized a provision for current tax expense of approximately $13,000 and a deferred tax benefit of approximately $400 related to the Texas margin tax. The Partnership did not have any entity level uncertain tax positions.

Certain of transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

Concentration of Credit Risk

The Partnership had cash and cash equivalents in excess of federally insured levels on deposit in financial institutions and has diversified its cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Reportable Segments

The Partnership has determined that it has one reportable segment, with activities related to the ownership, development and management of real estate. Income producing properties generated 100% of the Partnership’s consolidated revenues for the years ended December 31, 2010, 2009 and 2008. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

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

 In January 2010, the FASB updated the disclosure requirements for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurements using significant observable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. The Partnership adopted the guidance on January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which are effective for fiscal years beginning after December 15, 2010. The adoption of the required guidance did not have a material impact on the financial statements or disclosures. The Partnership adopted the remaining guidance on January 1, 2011 and we do not expect that the adoption of the remaining guidance will have an impact on our financial statements or disclosures.

4.	Leasing Activity

Future minimum base rental payments due to us or the Partnership over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2010 were as follows:

2011	$1,555
2012	1,259
2013	793
2014	734
2015	662
Thereafter	2,891
$7,894

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

The future base rental payments above are exclusive of contingent rental payments. Rental revenue in 2010, 2009 and 2008 did not include any contingent revenue.

As of December 31, 2010, three tenants accounted for 10% or more of the Partnership’s aggregate annual rental revenues. Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1.7 million or approximately 49% of the aggregate annual rental revenues for the year ended December 31, 2010. The lease with Raytheon Company expires on April 30, 2012. Government Records Services, Inc., part of Affiliated Computer Systems (“ACS”), a provider of business process and information technology outsourcing solutions to commercial and government clients, leased 100% of 2800 W. Mockingbird and accounted for rental revenue of approximately $700,000, or approximately 20% of the Partnership’s aggregate annual rental revenues. The lease with ACS expired on September 30, 2010 which represents 35% of the rentable square feet in the portfolio.  Air Systems Components, LP, which consists of a group of companies that are the largest manufacturer of air handling components in North America, leases 100% of the ASC Building and accounted for rental revenue of approximately $500,000, or approximately 14% of the Partnership’s aggregate annual rental revenues. During 2010, a long-term lease renewal was signed with the single tenant at the ASC building for the entire 28,880 square foot facility.

5.	Accrued Liabilities

Accrued liabilities consisted of the following as of December 31, 2010 and 2009:

	2010	2009
Property taxes	$558	$480
Tenant escrows	216	206
Accounting and audit fees	62	62
Tax preparation fees	55	57
Accrued operating expenses	50	32
Miscellaneous	37	63
	$978	$900

6.	General and Administrative Expenses

General and administrative expenses for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	2010	2009	2008
Accounting and auditing expense	$184	$113	$205
Advisor administrative services	126	178	120
Tax preparation fees	58	102	27
Directors' and officers' insurance	51	48	26
Legal expense	44	53	35
Transfer agent fees	36	46	55
Printing fees	20	35	57
Sarbanes-Oxley fees	12	22	16
Other	15	7	33
	$546	$604	$574

7.	Partners’ Capital

The Partnership initiated the declaration of monthly distributions in March 2004 in the amount of a 6% annualized rate of return, based on an investment in its limited partnership units of $10.00 per unit. On April 15, 2010, the Partnership sold the Hopkins Building and with the successful sale of this asset, management decided to distribute proceeds of approximately $2.7 million in May 2010 to the Partnership’s unit holders through a special distribution of $0.63 per unit. With the previous sale of the Northpoint Property in December 2006 and now with the sale of the Hopkins Building, there were fewer properties to support fixed expenses and regular monthly distributions. As a result, the General Partners determined to reduce the normal distribution rate to 3% effective June 1, 2010 to reflect the reduction of income resulting from the disposition of this asset, and resulting higher general and administrative costs including the continuing costs of being a public reporting entity relative to revenues. All distributions are recorded when declared. As of December 31, 2010, and through the Effective Date, the distribution rate remained unchanged. Payments of monthly distributions were discontinued on February 16, 2011, the Effective Date.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

The following table shows the distributions declared in the years ended December 31, 2010 and 2009:

	2010	2009

Fourth Quarter	$323	$647
Third Quarter	323	646
Second Quarter	3,227	640
First Quarter	633	632

	$4,506	$2,565

The special distributions we pay to our our beneficial interest unit holders are not necessarily indicative of our current or future operating results. As is common in real estate related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come in the form of special distributions as assets are sold. As a result, the terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities). Because we cannot be certain about the precise net realizable value of our assets and the ultimate amount of our liabilities, we are not able to predict accurately the aggregate cash amounts which will ultimately be distributed to our beneficiaries or the timing of any such distributions. The amount and timing of remaining distributions will be determined by our Managing Trustee based on funds available, net proceeds realized from the remaining assets, the timing of asset sales, whether our total assets exceed total liabilities at such time, whether we have provided for the level of reserves deemed necessary or appropriate and other considerations.

8.	Related Party Arrangements

 The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors I as General Partner, and in its former capacity as General Partner of the Partnership, Behringer Advisors I and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

 For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. During the years ended December 31, 2010, 2009 and 2008, the Partnership incurred property management fees payable to the Property Manager or its affiliates of approximately $139,000, $141,000, and $145,000, respectively of which approximately $1,500, $5,500 and $8,800, respectively was included in discontinued operations.

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. During the year ended December 31, 2010, the Partnership incurred asset management fees of approximately $127,000 of which approximately $4,000 was included in discontinued operations. During each of the years ended December 31, 2009 and 2008, the Partnership incurred asset management fees of approximately $138,000 of which $15,000 was included in discontinued operations.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the year ended December 31, 2010 and 2009 and 2008 the Partnership incurred such costs for administrative services totaling approximately $126,000, $178,000 and $120,000, respectively.

At December 31, 2010, the Partnership had payables to related parties of approximately $75,000, which consisted of approximately $63,000 for direct expenses and services and approximately $12,000 for management fees payable to Behringer Advisors I and our Property Manager. At December 31, 2009, the Partnership had payables to related parties of approximately $72,000, which consisted of approximately $52,000 for direct expenses and services and approximately $20,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since the Partnership was subject to the same conditions and such conditions had not been met, the Partnership incurred no such disposition fees for the years ended December 31, 2010, 2009 or 2008.

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

9.           Discontinued Operations

On April 15, 2010, the Partnership sold the Hopkins Building. The contract sale price for the Hopkins Building was $2.9 million, exclusive of closing costs. Operating results for the Hopkins Building are classified as discontinued operations in the accompanying consolidated statements of operations. The following table summarizes the results of discontinued operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Rental revenue	$115	$388	$370

Expenses
Property operating expenses	2	6	8
Real estate taxes	31	102	102
Property and asset management fees	6	20	23
Asset impairment loss	409	-	-
Depreciation and amortization	39	129	108
Total expenses	487	257	241

Income (loss) from discontinued operations	$(372)	$131	$129

10.	Fair Value Disclosure of Financial Instruments

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

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

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

Nonrecurring Fair Value Measurements

Impairment of Long-Lived Asset

Prior to the Effective Date, management monitored events and changes in circumstances indicating that the carrying amounts of real estate assets may not be recoverable. In September 2010, the Partnership signed a long-term lease renewal with the single tenant at the ASC building with certain incentives which were not expected to be recovered over the projected holding period. As a result, the Partnership recognized an asset impairment loss of approximately $1.4 million during year ended December 31, 2010 to adjust the carrying value of the asset to estimated fair value. Inputs used to calculate the fair value of this asset included projected cash flows and an estimated risk-adjusted rate of return that would be used by a market participant in valuing this asset. There was no asset impairment loss for the years ended December 31, 2009 and 2008.

In early 2010, the Partnership was contemplating purchase offers from unaffiliated third parties for the Hopkins Building which were less than the carrying value of the asset. As a result, the Partnership recognized an asset impairment loss of approximately $0.4 million to adjust the carrying value of the asset to estimated fair value which is included in discontinued operations in the consolidated statement of operations during the year ended December 31, 2010. The asset was subsequently sold during the second quarter of 2010.

The following fair value hierarchy table presents information about the Partnership’s assets measured at fair value on a nonrecurring basis during the year ended December 31, 2010:

				Total	Gain
2010	Level 1	Level 2	Level 3	Fair Value	(Loss) (1)
Real estate	$-	$-	$1,709	$1,709	$(1,404)

(1) Excludes approximately $0.4 million of impairment loss included in income (loss) from discontinued operations related to the Hopkins Building sold in April 2010.

11.	Income Tax Basis Net Income

The Partnership’s income tax basis net income for the years ended December 31, 2010, 2009, and 2008, is recalculated as follows:

	2010	2009	2008

Net income (loss) for financial statement purposes	$(1,966)	$165	$141

Start-up and organizational costs	-	(6)	(35)
Bad debt expense	2	3	(8)
Straight line rent	(110)	(170)	9
Prepaid rent	7	(4)	(67)
Depreciation	(128)	(41)	(49)
Amortization	597	639	708
Gain	160	-	-
Asset impairment loss	1,404	-	-
Other	-	1	-
Net income (loss) for income tax purposes	$(34)	$587	$699

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
Notes to Consolidated Financial Statements
(Unaudited)

12.	Quarterly Financial Data

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2010 and 2009 (in thousands, expect per unit amounts):

	2010 Quarters Ended
	March 31	June 30	September 30	December 31

Rental revenues	$928	$1,026	$895	$600
Income (loss) from continuing operations	(441)	130	(1,566)	283
Income (loss) from discontinued operations	-	4	-	(376)
Weighted average number of limited partnership units outstanding	4,275	4,275	4,275	4,275
Basic and diluted net income (loss) per limited partnership unit	$(0.10)	$0.03	$(0.37)	$(0.02)

	2009 Quarters Ended
	March 31	June 30	September 30	December 31

Rental revenues	$981	$924	$859	$727
Income (loss) from continuing operations	14	42	(2)	(20)
Income from discontinued operations	-	33	33	65
Weighted average number of limited partnership units outstanding	4,275	4,275	4,275	4,275
Basic and diluted net income per limited partnership unit	$-	$0.02	$0.01	$0.01

13.	Subsequent Events

On February 16, 2011, the Partnership completed its liquidation pursuant to a Plan of Liquidation adopted by its General Partners, which provided for the formation of a liquidating trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds.

In furtherance of the Plan, the Partnership entered into the Liquidating Trust Agreement with the Managing Trustee, and the resident trustee. As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest in exchange for such holder’s interest in the Partnership.

In accordance with the Plan of liquidation and the Liquidating Trust Agreement, the Partnership has transferred all of its remaining assets and liabilities to us to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the SEC to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that act. Our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us. We requested, and on March 31, 2011 were granted, No-Action relief from the SEC regarding our proposed modified reporting. As a result of this No-Action relief, we will not file quarterly reports on Form 10-Q. A copy of the No-Action letter is publicly available through the SEC’s website.

Our existence as a liquidating trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. Our existence may, however, be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

On March 22, 2011, we entered into a contract for the sale of our single story office building containing approximately 73,349 rentable square feet located on approximately 3.91 acres of land at 2800 W. Mockingbird Lane in Dallas, Texas to an unaffiliated buyer. The consummation of the sale of 2800 W. Mockingbird Lane, which is currently vacant, is subject to substantial conditions and at the time of this filing, we cannot give any assurances that the closing of this sale is probable.

Behringer Harvard Mid Term Value Enhancement Liquidating Trust
Valuation and Qualifying Accounts
Schedule II
(in thousands)
(Unaudited)

Allowance for doubtful accounts	Balance at Beginning of Year	Charged to Expenses (Recoveries)	Deductions	Balance at End of Year

Year ended December 31, 2010	$3	$2	$-	$5

Year ended December 31, 2009	$-	$3	$-	$3

Year ended December 31, 2008	$8	$(6)	$2	$-

Behringer Harvard Mid Term Value Enhancement Liquidating Trust
Real Estate and Accumulated Depreciation
Schedule III
December 31, 2010
(in thousands)
(Unaudited)

		Initial cost			Gross amount
				Adjustments	carried at	Accumulated	Year of	Date	Depreciable
Property Name	Market	Land	Buildings	to basis	close of period	depreciation	construction	acquired	life
Tucson Way	Denver, CO	$800	$5,654	$67	$6,521	$1,410	1985	10/19/04	(1)
2800 W. Mockingbird	Dallas, TX	2,557	3,100	41	5,698	722	1940	3/11/05	(1)
Parkway Vista	Dallas, TX	952	3,725	417	5,094	924	2002	6/8/05	(1)
ASC Building	Dallas, TX	587	2,918	(1,271)	2,234	576	2000	12/21/05	(1)
Totals (2)		$4,896	$15,397	$(746)	$19,547	$3,632

(1) Each of our buildings has a depreciable life of 25 years.
(2) The aggregate cost for federal income tax purposes is equal to the gross amount carried at the close of the period.

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year ended	Year ended	Year ended
	December 31, 2010	December 31, 2009	December 31, 2008

Real Estate:
Balance at beginning of year	$23,763	$23,582	$23,585
Additions	190	181	-
Cost of real estate sold	(2,695)	-	(3)
Disposals and write-offs	(1,711)	-	-
Balance at end of the year	$19,547	$23,763	$23,582

Accumulated depreciation:
Balance at beginning of year	$3,491	$2,754	$2,029
Depreciation expense	688	737	725
Disposals	(547)	-	-
Balance at end of the year	$3,632	$3,491	$2,754

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Mid-Term Value Enhancement Fund I LP Plan of Liquidation dated February 16, 2011 (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)
3.1
Agreement of Limited Partnership of Behringer Harvard Mid-Term Value Enhancement Fund I LP dated July 30, 2002 (previously filed in and incorporated by reference to Exhibit B to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

3.2
First Amendment to Agreement of Limited Partnership of Behringer Harvard Mid-Term Value Enhancement Fund I LP dated June 2, 2003 (previously filed in and incorporated by reference to Exhibit B to Supplement No. 1 to the prospectus of the Registrant contained within Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on June 3, 2003)

3.3
Certificate of Limited Partnership of Behringer Harvard Mid-Term Value Enhancement Fund I LP (previously filed and incorporated by reference to Registrant’s Registration Statement on Form S-11, Commission File No. 333-100126, filed on September 27, 2002)

3.4
Second Amendment to Agreement of Limited Partnership of Behringer Harvard Mid-Term Value Enhancement Fund I LP dated March 29, 2006 (previously filed in and incorporated by reference to Form 8-K filed on March 30, 2006)

3.5*	Certificate of Trust of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust dated February 16, 2011
4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the prospectus of the Registrant filed pursuant to Rule 424(b)(3) on February 20, 2003, as supplemented)

10.1
Purchase Agreement between Behringer Harvard Hopkins LLC, as seller, and Ford Parkway, LLC, as purchaser, regarding the Hopkins Building (previously filed and incorporated by reference to Form 8-K filed on February 9, 2010)

10.2
Liquidating Trust Agreement among Behringer Harvard Mid-Term Value Enhancement Fund I LP, as grantor, Behringer Harvard Advisors I LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)

10.3
Amendment No. 1 Liquidating Trust Agreement among Behringer Harvard Mid-Term Value Enhancement Fund I LP, as grantor, Behringer Harvard Advisors I LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee (previously filed in and incorporated by reference to Form 8-K filed on March 28, 2011)

10.4
Purchase Agreement between Behringer Harvard 2800 W. Mockingbird LP, as seller, and Roundtree Automotive Group, LLC, as purchaser, regarding the 2800 W. Mockingbird Property (previously filed and incorporated by reference to Form 8-K filed on March 28, 2011)

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