Form 10-K
period 2011-12-31
Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
filed 2012-03-29
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☐ *

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ *

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2011. Not applicable.

As of March 2, 2012, there were 4,275,187 units of beneficial interest in Behringer Harvard Mid-Term Value Enhancement Liquidating Trust outstanding.

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

Year Ended December 31, 2011

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for capital expenditures;

•	future increases in interest rates;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our advisor and its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

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

PART I

Explanatory Note

As more fully described below, on February 16, 2011, the Behringer Harvard Mid-Term Value Enhancement Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its general partners, which plan provided for the formation of a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership. On February 16, 2011, the Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust.

Item 1.	Business.

Overview

The Partnership was a limited partnership formed in Texas on July 30, 2002. Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (each a “General Partner” and collectively the “General Partners”). It was funded through capital contributions from its General Partners and an initial limited partner on September 20, 2002 (date of inception). It offered its limited partnership units pursuant to the public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering and the Partnership admitted new investors until the termination of the Offering. The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.

On February 16, 2011, the General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2011, two of the six properties remained in our portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

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

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us. For purposes of the financial statements included in this Annual Report on Form 10-K, under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts as of April 1, 2011. We chose to adjust items to their fair values as of April 1, 2011 as a matter of convergence, efficiency and materiality.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. The term may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Market Outlook

During 2011, the U.S. economy faced one of its most volatile periods as the economy was interrupted by domestic and international economic events. The year began with a view toward global and domestic recoveries, particularly in the U.S. in advance of quantitative easing from the U.S. Federal Reserve. This optimism was soon overcome as the Japanese earthquake disrupted world-wide industrial supply chains, the political unrest in the Middle East led to higher energy and commodity prices and finally the European debt crisis appeared to threaten international debt markets in a Lehman-like collapse. Growth in the economy was further shaken during the prolonged U.S. debt ceiling debate and the downgrade of the U.S. government’s credit rating in late summer. However, global and domestic markets were surprisingly resilient and by the fourth quarter a number of signs pointed once again to a modest recovery in the U.S. economy. Leading the improvements were fourth quarter results for GDP, job creation, unemployment claims, consumer spending and manufacturing indicators. The economy has now added more than 100,000 jobs per month for six months, the longest streak since 2006. Unemployment is now down 1.5% from its peak in 2009. While these figures are still modest and the European debt crisis still remains not fully resolved, the end result is the economy appears to be similarly positioned for slow to moderate growth at the end of 2011 as it was at the beginning of the year.

Our primary objectives will be to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on the timing of our final liquidating distributions to our beneficiaries. Given the disruptions in the capital markets and the current relative lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns. In addition, a double dip economic downturn could negatively affect our ability to attract and retain tenants. Given current market conditions, this investment program’s life may extend beyond its original anticipated liquidation date.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three year period to liquidate our remaining assets. Our Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for our beneficiaries, and expects that the disposition of these assets will be completed before the end of this three year period. However, we intend to hold our various real properties until such time as sale or other disposition appears to be advantageous to achieve our disposition objectives or until it appears that such objectives will not be met. In deciding whether to sell properties, we will consider factors such as potential capital appreciation, cash flow and federal income tax consideration. We will also consider the current state of the general economy, and whether waiting to dispose of a property will allow us to realize additional value for our beneficiaries. Our Managing Trustee may exercise its discretion as to the timing of the sale of a property. We will have no obligation to sell properties at any particular time, except upon the termination of our existence on February 16, 2014, or, after such date if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

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

Liquidation Update

On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, our wholly-owned subsidiary, sold a single-story office building containing approximately 73,349 rentable square feet located on approximately 3.9 acres of land at 2800 Mockingbird in Dallas, Texas (“2800 W. Mockingbird”) to an unaffiliated buyer for $5.5 million, exclusive of closing costs.  We made a special distribution of $5.2 million of net sale proceeds, which is equal to $1.22 per unit, to our beneficial owners on August 15, 2011.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, our wholly-owned subsidiary, sold a single-story office building containing approximately 28,880 rentable square feet located on approximately 2.2 acres of land at 1401 North Plano Road in Richardson, Texas (the “ASC Building”), a suburb of Dallas to an unaffiliated buyer for $3.6 million, exclusive of closing costs.  We made an initial distribution of $1.6 million, approximately one-half of the net sales proceeds, to our beneficial owners on November 14, 2011 via a special distribution of $0.38 per unit.

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

Interests in Other Real Estate Programs

Affiliates of our Managing Trustee are general partners of other Behringer Harvard programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Affiliates of our Managing Trustee have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners of other programs, they may have contingent liabilities for the obligations of other programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

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

Affiliated Property Manager

Our properties are managed and leased by Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC and HPT Management Services LLC, our affiliated property managers or their affiliates (individually or collectively referred to as “Property Manager”). The Partnership’s agreements with our Property Manager expired in June 2010, but automatically extend for successive seven year terms. We succeeded to these agreements on the Effective Date. We can terminate the agreements only in the event of gross negligence or willful misconduct on the part of our Property Manager or upon sale of the property. Behringer Harvard Real Estate Services, LLC and HPT Management Services, LLC also serve, and will continue to serve, as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Significant Tenants

For the period from April 1, 2011 through December 31, 2011, one of our tenants accounted for 10% or more of our aggregate rental revenues from our properties. Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $0.7 million or approximately 38% of our operating income. The lease with Raytheon Company expires on March 31, 2012. We have entered into a 54 month lease agreement with Lockheed Martin to lease all of Tucson Way effective March 31, 2012.

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

Currently, we hold two real estate investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we made. As a result, the likelihood of our profitability being affected by the performance of any one of our investments has increased. The investment in our units will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our fixed operating expenses, as a percentage of gross income, are higher, and our financial condition and ability to pay distributions may be adversely affected.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions. Although our Liquidating Trust Agreement provides for a three year period to liquidate the remaining assets, the Managing Trustee is working diligently to liquidate these assets in a manner that makes sense for the beneficiaries, and expects that disposition of these assets will be completed before the end of this three year period. However, we may choose to wait to sell any or all of the properties we now hold and our existence may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs. We expect that net proceeds from the sale of our properties will generally be distributed to our beneficiaries unless needed for working capital resources and capital improvements. For each of these reasons, beneficiaries should view their investment in units strictly as a long-term investment.

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

Robert M. Behringer and Robert S. Aisner have dominant roles in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors I. Behringer Advisors I is managed by its general partner, HPT, for which Mr. Behringer serves as Chairman and sole manager and Mr. Aisner serves as Vice Chairman. Therefore, Mr. Behringer and Mr. Aisner have dominant roles in determining what is in the best interests of us and our beneficiaries. Since no persons other than Mr. Behringer or Mr. Aisner have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations. Therefore, Mr. Behringer and Mr. Aisner will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

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

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time, than our beneficiaries would have received through other alternatives that were reasonably available to the Partnership.

While the Partnership’s General Partners each believed that a liquidation of the Partnership through a transfer of assets and liabilities to a liquidating trust would be more likely to provide our beneficiaries with a greater return on their investment within a reasonable period of time than our beneficiaries would have received through other alternatives reasonably available to the Partnership at the time, such belief relied upon certain assumptions and judgments concerning future events which may be unreliable or incorrect.

The plan of liquidation may lead to litigation which could result in substantial costs and distract our Managing Trustee.

Historically, extraordinary company actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 26, 2012, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

Similar to the liquation of any fund, including had we remained a partnership, if during the final liquidation of the liquidating trust we fail to create an adequate contingency reserve for payment of our expenses and liabilities, or if the contingency reserve and the assets held by us are less than the amount ultimately found payable in respect of expenses and liabilities, each of our beneficiaries could be held liable for the payment to creditors of such beneficiary’s pro rata portion of the excess, limited in all cases to the amounts previously received by each beneficiary in distributions from us.

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

The global financial markets have undergone pervasive and fundamental disruptions. The disruption has had and may continue to have an adverse impact on the availability of credit to businesses, generally, and has resulted in and could lead to further weakening of the U.S. and global economies. Our business will likely be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole or by the local economic conditions in the markets in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has declined, as a result of tightened underwriting standards. These conditions have and may continue to materially affect the value of our investment properties, and may continue to affect our ability to pay distributions and the availability or the terms of financing that we may anticipate utilizing. These challenging economic conditions will also continue to impact the ability of certain of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. Specifically, the current conditions, or similar conditions existing in the future, may have the following consequences:

•	the financial condition of our tenants may be adversely affected, which may result in us having to increase concessions, reduce rental rates or make capital improvements in order to maintain occupancy levels or to negotiate for reduced space needs, which could result in a decrease in our occupancy levels;

•	significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space and result in lower occupancy levels, which could result in decreased revenues and which could diminish the value of our properties, which depend, in part, upon the cash flow generated by our properties;

•	credit spreads for major sources of capital may continue to widen, resulting in lenders increasing the cost for debt financing;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices and may reduce the availability of unsecured loans; and

•	the value and liquidity of our short-term investments and cash deposits could be reduced as a result of the dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors.

Recent disruptions in the financial markets and adverse economic conditions could adversely affect our ability to secure debt financing on attractive terms, dispose of our properties and the value of our investments.

We have not borrowed to acquire any of our properties. However, in order to give our Managing Trustee flexibility in our management, the Liquidating Trustee Agreement authorizes us to borrow funds. The Managing Trustee may determine that it is in our best interest to borrow funds for limited purposes such as 1) unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets, 2) improvement of properties when our Managing Trustee deems such improvements to be necessary or appropriate to protect the capital previously invested in the properties or to protect the value of our investment in a particular property and 3) to make a particular property more attractive for sale or lease.

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

The U.S. credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the U.S. housing, credit and financial markets as a whole. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. As of December 31, 2011, we had no debt.

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

All of our remaining investments are in one property class. As a result, we will be subject to risks inherent in investments in a single type of property. The potential effects on our revenues and corresponding cash available for distribution to our unit holders, resulting from a downturn in the businesses conducted in a single asset class could be more pronounced than if we had more fully diversified our investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur, and we cannot assure investors that any such changes will not adversely affect the taxation of a beneficiary. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on their investment in units and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our units. Investors should also note that our counsel’s tax opinion assumed that no legislation that will be applicable to an investment in our units would be enacted after the commencement of the Offering on February 19, 2003.

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

If units are held through an IRA or other retirement plan and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units without any corresponding cash distributions with which to pay the income tax liability attributable to any such distribution. Also, fiduciaries of a retirement plan should consider that, for distributions subject to mandatory income tax withholding under Section 3405 of the Internal Revenue Code, the fiduciary may have an obligation, even in situations involving in-kind distributions of units, to liquidate a portion of the in-kind units distributed in order to satisfy such withholding obligations. There may also be similar state and/or local tax withholding or other obligations that should be considered.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

At December 31, 2011, the Liquidating Trust wholly owned the following properties:

		Approximate
		Rentable Square
Property Name	Location	Footage	Description

Tucson Way	Denver, Colorado	70,660	Two-story office building
Parkway Vista	Dallas, Texas	33,467	Two-story office building

Each of the properties was transferred to us on the Effective Date. The following information generally applies to all of our properties:

•	we believe both of our properties are adequately covered by insurance and suitable for their intended purposes; and

•	our properties are located in markets where we are subject to competition in attracting new tenants and retaining current tenants.

Item 3.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Holders

As of March 2, 2012, we had 4,275,187 of beneficial interest units outstanding that were held by a total of approximately 1,300 beneficiaries.

Distributions

On August 15, 2011, the Liquidating Trust made a distribution of $5.2 million to its beneficial interest unit holders of record as of July 15, 2011, via a special distribution of $1.22 per unit, representing all the net sales proceeds from the sale of the 2800 W. Mockingbird property on May 26, 2011.

On November 14, 2011, the Liquidating Trust made a distribution of $1.6 million; approximately one-half of the net sales proceeds of the ASC Building to our unit holders of record as of November 1, 2011 via an initial special distribution of $0.38 per unit.  We returned one half of the sales proceeds of the ASC Building in order to preserve sufficient cash for operations and projects at Tucson Way. As the Liquidating Trust winds down, it is prudent to maintain adequate cash reserves to facilitate the re-tenanting of the Liquidating Trust’s Tucson Way property, which is currently 100% leased to a single tenant whose lease expires on March 31, 2012. We have entered into 54 month lease agreement with Lockheed Martin to lease all of Tucson Valley effective March 31, 2012.

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

The following selected financial data should be read in conjunction with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from April 1, 2011 (a date we used as a matter of convergence, efficiency and materiality) through December 31, 2011 are not comparable to any prior period because we began operations as of an effective date of February 16, 2011 (amounts in thousands).

December 31,
Selected Financial Data	2011
STATEMENT OF NET ASSETS:
Total Assets	$14,380
Net assets in liquidation (1)	$12,119
Net asset value per unit (1)	$2.83

(1)	The net assets in liquidation as of December 31, 2011 of $12.1 million plus cumulative liquidating distributions paid through December 31, 2011 of $25.3 million (which includes $18.4 million paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.02 per unit (of which $6.19 has been paid, which includes $4.59 per share paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust).

Period from
April 1, 2011
Through
December 31, 2011

Statement of Changes in Net Assets:
Net assets contributed to Mid-Term Liquidating Trust on April 1, 2011	$19,094
Change in estimated receipts in excess of estimated costs during liquidation	316
Net decrease in fair value	(433)
Liquidating distributions to beneficiaries	(6,858)
Change in net assets in liquidation	(6,975)
Net assets in liquidation at December 31, 2011	$12,119

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview and Background

On February 16, 2011, the General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2011, two of the six properties remained in our portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

On February 16, 2011, the Partnership completed its liquidation pursuant to a Plan of Liquidation adopted by its General Partners pursuant to their authority under the Partnership’s Agreement of Limited Partnership, as amended, which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the SEC to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

The Liquidating Trust will terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date. The term may be extended beyond the three year term if our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Property Dispositions

On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold 2800 W. Mockingbird to an unaffiliated buyer, Stinson FLP TX Property, LLC, an affiliate of Roundtree Automotive Group, LLC. The contract sales price for 2800 W. Mockingbird was $5.5 million, exclusive of closing costs.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold the ASC Building to an unaffiliated buyer, 31009 San Antonio Realty, LP, a California limited partnership.  The contract sales price for the ASC Building was $3.6 million, exclusive of closing costs.

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with GAAP and under the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets (including net assets in liquidation) and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we will evaluate these estimates. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts as of April 1, 2011. We chose to adjust items to their fair values as of April 1, 2011 as a matter of convergence, efficiency and materiality. Actual values realized for assets and settlements of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with our Liquidating Trust Agreement, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates, and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the terms of our Liquidating Trust Agreement, we will not acquire any new properties and are focused on liquidating our remaining assets.

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. We believe that our projected sales proceeds will cover the deficit. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from April 1, 2011 to December 31, 2011 was as follows (amounts in thousands):

	April 1,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2011

Assets:
Estimated net inflows from consolidated operating activities	$1,346	$733	$(1,763)	$316
Liabilities:
Liquidatiion costs	(700)	160	100	(440)
Capital expenditures	(1,492)	(1,026)	1,023	(1,495)
Total liabilities	(2,192)	(866)	1,123	(1,935)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(846)	$(133)	$(640)	$(1,619)

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2011 of $12.1 million plus cumulative liquidating distributions paid through December 31, 2011 of $25.3 million (which includes $18.4 million paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.02 per unit (of which $6.19 has been paid, including $4.59 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Rental Income

The amount of rental income generated by our properties depends on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations at the existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future period.

Scheduled Lease Expirations

As of December 31, 2011, our consolidated properties were 91% leased, with 74% of the leased square footage expiring during 2012, which includes the expiration of 100% of our Tucson Way property in April 2011. We have entered into 54 month lease agreement with Lockheed Martin to lease all of Tucson Valley effective March 31, 2012..

Our leasing strategy through the period of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space.

Transfer to the Liquidating Trust

Pursuant to the Plan, on February 16, 2011, the Partnership transferred the following remaining assets and liabilities, which were valued as of April 1, 2011, to the Liquidating Trust (amounts in thousands):

April 1,
2011

Real estate investments:
Real estate held for sale	$16,503
Cash and cash equivalents	2,987
Accounts receivable, net	135
Prepaid expenses and other assets	17
Accounts payable	(51)
Net payables to related parties	(67)
Accrued and other liabilities	(430)

Net assets in liquidation	$19,094

Changes in Net Assets in Liquidation

For the period from April 1, 2011 to December 31, 2011

Net assets in liquidation decreased $7 million during the period from April 1, 2011 to December 31, 2011. The primary reason for the decrease in net assets was liquidating distributions paid to beneficiaries of $6.9 million.

Liquidity and Capital Resources

Our total assets and net assets in liquidation were $14.4 million and $12.1 million, respectively at December 31, 2011. Our ability to meet our obligations is contingent upon the sale of our remaining assets. We estimate that the net proceeds from the sale of our remaining assets will be adequate to pay our obligations; however we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of or remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures. Although we can provide no assurances, we currently expect to sell all of our assets by February 16, 2014.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made cash distributions of approximately $6.9 million to our beneficiaries during the period from April 1, 2011 to December 31, 2011. The source of payment of these distributions was net proceeds from the sale of properties.

As of December 31, 2011, we estimate that we will have approximately $1.9 million of commitments and expenditures during the liquidation period. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all. A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining assets may affect our ability to fund these items.

Liquidating distributions will be determined in our Managing Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Managing Trustee may deem relevant.

We anticipate, but cannot assure, that our cash flow from operations and sale of or remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures. Although we can provide no assurances, we currently expect to sell all of our assets by February 16, 2014.

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

As of December 31, 2011, the portfolio was 91% leased. Denver and Dallas, together with their surrounding areas, represent our geographic exposure.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Liquidating Trust had no contractual obligations as of December 31, 2011.

New Accounting Pronouncements

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating this guidance and currently do not believe that it will have a material impact on our consolidated financial statements or disclosures.

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

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations that would be affected by an increase or decrease in interest rates. At December 31, 2011, the Liquidating Trust did not have any foreign operations and thus was not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is provided in our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2011 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2011, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within an entity have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

Our Trustees are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2011 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that the Liquidating Trust’s internal controls, as of December 31, 2011, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the period from April 1, 2011 to December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 26, 2012, our Managing Trustee Behringer, Harvard Advisors I, appointed S. Jason Hall as Treasurer of the Managing Trustee and, in such capacity, Mr. Hall also serves as principal accounting officer of the Behringer Harvard Mid-Term Value Enhancement Liquidating Trust.

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

Our Managing Trustee Behringer Advisors I is a Texas limited partnership formed in July 2002. The executive office of Behringer Advisors I is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Mr. Robert M. Behringer is the Chairman of each of these companies. Mr. Behringer is the founder, Chairman and sole manager of Behringer Holdings. Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert M. Behringer	63	Chairman
Robert S. Aisner	65	Vice Chairman
Michael J. O'Hanlon	60	Chief Executive Officer and President
Samuel A. Gillespie	53	Chief Operating Officer
Gerald J. Reihsen, III	53	Executive Vice President - Corporate Development
		and Legal and Assistant Secretary
Gary S. Bresky	44	Chief Financial Officer
M. Jason Mattox	36	Executive Vice President

Robert M. Behringer is the Chairman of Behringer Advisors I. He has also served as the Chairman of the Board of Directors of Behringer Harvard REIT I since June 2002, Behringer Harvard Opportunity REIT I since June 2006, Behringer Harvard Multifamily REIT I since December 2007, and Behringer Harvard Opportunity REIT II since January 2007, each a publicly registered real estate investment trust, and Behringer Harvard Multifamily REIT II, Inc. (“Behringer Harvard Multifamily REIT II”), a REIT that is still in registration with the SEC. He is also the founder, sole manager and Chairman of Behringer Holdings, the indirect parent company of Behringer Advisors I. Since 2002, Mr. Behringer has been a general partner of ours and Behringer Harvard Short-Term Opportunity Fund I, each a publicly registered real estate limited partnership. Mr. Behringer also controls the general partners of Behringer Harvard Strategic Opportunity Fund I LP and Behringer Harvard Strategic Opportunity Fund II LP, both private real estate limited partnerships.

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

Mr. Behringer has over 25 years of experience in real estate investment, management and finance activities, including experience with approximately 158 different properties with over 34 million square feet of office, retail, industrial, apartment, hotel and recreational properties. In addition to being the Chief Investment Officer of Behringer Advisors I, he is currently the general partner or a co-general partner in several real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties located in the United States and other countries, including Germany, the Netherlands, England and Australia. Mr. Behringer is a Certified Property Manager, Real Property Administrator and Certified Hotel Administrator, holds FINRA Series 7, 24 and 63 registrations and is a member of the Institute of Real Estate Management, the Building Owners and Managers Association, the Urban Land Institute (ULI) and the Real Estate Council. Mr. Behringer also was a licensed certified public accountant for over 20 years. Mr. Behringer received a Bachelor of Science degree from the University of Minnesota.

Robert S. Aisner is the Vice Chairman of Behringer Advisors I. Mr. Aisner also serves as President (since May 2005), Chief Executive Officer (since June 2008) and a director of Behringer Harvard REIT I. In addition, Mr. Aisner serves as Vice Chairman (since January 2012) and a director (since June 2006) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Vice Chairman since (January 2012) and a director of Behringer Harvard Opportunity REIT II (since January 2007), as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT I (since August 2006) and as President (since April 2007) and Chief Executive Officer of Behringer Harvard Multifamily REIT II, currently in registration. Mr. Aisner is also Chief Executive Officer and President of the other Behringer Harvard companies.

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

Michael J. O’Hanlon has served as Chief Executive Officer and President of Behringer Advisors I since January 2012. Mr. O’Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard–sponsored programs, including Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, effective January 2012. Prior to his appointment, Mr. O’Hanlon was an independent director of Behringer Harvard Multifamily REIT II from September 2011 through December 2011. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors I. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Advisors II LP who is co-general partner of Behringer Harvard Short-Term Opportunity Fund I LP. Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

Other Personnel

The Managing Trustee, Behringer Advisors I, is assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors II. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with the identification of properties for possible acquisition and management of our operations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires each director, officer, and individual beneficially owning more than 10% of a registered security of the Partnership to file with the SEC reports of security ownership and reports on subsequent changes in ownership of their securities within specified time frames. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. Reporting persons are required to furnish the Partnership with copies of all Section 16(a) forms filed with the SEC. Based upon our review of the reports furnished to the Partnership pursuant to Section 16(a) of the Exchange Act, to the best of our knowledge, all required Section 16(a) filings with respect to the securities of the Partnership were timely and correctly made by reporting persons during 2011 prior to the Effective Date when the Partnership filed a Form 15 with the SEC to terminate the registration of its limited partnership under the Exchange Act.

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

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors I, which was formerly one of the General Partners. As of December 31, 2011, neither the Partnership not the Liquidating Trust had made any payments to Mr. Behringer as compensation for serving as a General Partner of the Partnership. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors I, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors I as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no beneficiaries known by us who owned more than 5% of our outstanding beneficial interests units as of March 23, 2012.

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

The following table sets forth information as of March 23, 2012 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or those of our Managing Trustee, each of our executive officers or those of our Managing Trustee, and our directors and executive officers, or those of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 4,275,187 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Advisors I (1)(3)	-	*
Beneficial interest	Robert M. Behringer (1)(2)	2,762.43	*
Beneficial interest	Robert S. Aisner (1)(2)	1,104.97	*
Beneficial interest	Michael J. O'Hanlon(1)(2)	-	*
Beneficial interest	Samuel A. Gillespie (1)(2)	-	*
Beneficial interest	Gerald J. Reihsen, III (1)(2)	-	*
Beneficial interest	Gary S. Bresky (1)(2)	-	*
Beneficial interest	M. Jason Mattox (1)(2)	-	*
Beneficial interest	All current executive officers
	as a group (7 persons)	3,867.40	*

*Denotes less than 1%

(1)   The address of Messrs. Behringer, Aisner, O’Hanlon, Gillespie, Reihsen, Bresky, Mattox, and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

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

For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $89,000.

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred asset management fees of approximately $70,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the period from April 1, 2011 to December 31, 2011 the Liquidating Trust incurred such costs for administrative services totaling approximately $40,000.

At December 31, 2011, the Liquidating Trust had payables to related parties of approximately $55,000, which consisted of approximately $48,000 for direct expenses and services and approximately $7,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for the period from April 1, 2011 to December 31, 2011.

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

None.

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

March 29, 2012	Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

	By:	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 29, 2012	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

March 29, 2012	/s/ Gary S. Bresky

Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 29, 2012	/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors I LP
(Principal Accounting Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page

Unaudited Financial Statements

Unaudited Consolidated Statement of Net Assets as of December 31, 2011 (Liquidation Basis)	F-2

Unaudited Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the period from April 1, 2011 through December 31, 2011	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

Unaudited Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation for the period from April 1, 2011 through December 31, 2011	F-9

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Net Assets

(Liquidation Basis)

December 31, 2011

(unaudited)

(in thousands)

December 31,
2011

Real estate investments:
Real estate held for sale	$10,109
Cash and cash equivalents	4,238
Accounts receivable, net	17
Prepaid expenses and other assets	16
Total assets	$14,380

Liabilities
Accounts payable	$22
Payables to related parties	55
Accrued liabilities	565
Liability for estimated costs in excess of estimated receipts during liquidation	1,619
Total liabilities	2,261
Net assets in liquidation	$12,119

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Changes in Net Assets

(Liquidation Basis)

For the Period from April 1, 2011 through December 31, 2011

(Unaudited)

(in thousands)

Period from
April 1, 2011
Through
December 31, 2011

Statement of Changes in Net Assets:
Net assets contributed to Mid-Term Liquidating Trust on April 1, 2011	$19,094
Change in estimated receipts in excess of estimated costs during liquidation	316
Net decrease in fair value	(433)
Liquidating distributions to beneficiaries	(6,858)
Change in net assets in liquidation	(6,975)
Net assets in liquidation at December 31, 2011	$12,119

See Notes to Consolidated Financial Statements

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

The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties. As of December 31, 2011, two of the six properties remained in the portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

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

2.	Plan of Liquidation

On February 16, 2011. The Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (referred to herein as the “Liquidating Trust”, “we”, “us”, or “our”) was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust.

Also on February 16, 2011 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by its General Partners pursuant to their authority under the Partnership’s Agreement of Limited Partnership, as amended (the “Partnership Agreement”), which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

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

3.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with GAAP and the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of the assets, including net assets in liquidation, and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ, perhaps in adverse ways, and those estimates could be different under different assumptions or conditions from those estimates.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Liquidating Trust and the accounts of all of its wholly owned subsidiaries. All inter-company transactions, balances and profits have been eliminated in consolidation. These consolidated financial statements have been prepared according to the liquidation basis of accounting. We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulation are in thousands of dollars and units, respectively, unless otherwise noted.

Liquidation Basis of Accounting

Under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the plan of liquidation, were adjusted to their estimated settlement amounts on April 1, 2011. We adjusted items to their fair values as of April 1, 2011 as a matter of convergence, efficiency and materiality. Actual values realized for assets and settlements of liabilities may differ materially from the amounts estimated. Estimated future cash flows from property operations were made based on the anticipated sales dates of our remaining assets. Due to the uncertainty in the timing of the anticipated sales dates and the cash flows therefrom, operations may differ materially from amounts estimated. These amounts are presented in the accompanying statement of net assets included in the consolidated financial statements. The net assets represent the estimated liquidation value of our remaining assets available to our beneficiaries upon liquidation. The actual settlement amounts realized for assets and liabilities may differ materially, perhaps in adverse ways, from the amounts estimated.

In accordance with the plan of liquidation, we continue to actively manager our property portfolio to seek to achieve higher occupancy rates and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of our plan of liquidation, we will not acquire any new properties and are focused on liquidating our remaining assets.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less are considered to be cash equivalents.

Income Taxes

The Liquidating Trust is intended to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes. Therefore, the Liquidating Trust is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust did not recognize a provision for current tax expense. The Liquidating Trust did not have any entity level uncertain tax positions.

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

Concentration of Credit Risk

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

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Reportable Segments

The Liquidating Trust has determined that it has one reportable segment, with activities related to the ownership, development and management of real estate. Income producing properties generated 100% of the Liquidating Trust’s consolidated revenues for the period from April 1, 2011 to December 31, 2011. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

3.	New Accounting Pronouncements

In May 2011, the FASB issued updated guidance for fair value measurements.  The guidance amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are evaluating this guidance and currently do not believe that it will have a material impact on our consolidated financial statements or disclosures.

4.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and complying with the plan of liquidation. We currently estimate that we will have estimated costs of liquidation in excess of operating cash flows from our estimated receipts. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from April 1, 2011 to December 31, 2011 was as follows (amounts in thousands):

	April 1,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2011

Assets:
Estimated net inflows from consolidated operating activities	$1,346	$733	$(1,763)	$316
Liabilities:
Liquidatiion costs	(700)	160	100	(440)
Capital expenditures	(1,492)	(1,026)	1,023	(1,495)
Total liabilities	(2,192)	(866)	1,123	(1,935)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(846)	$(133)	$(640)	$(1,619)

5.  Net Assets in Liquidation

The net assets in liquidation as of December 31, 2011 of $12.1 million plus cumulative liquidating distributions paid through December 31, 2011 of $25.3 million (which includes $18.4 million) paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.02 per unit (of which $6.19 has been paid, which includes $4.59 per share paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

6. Real Estate Investments

Our real estate investments are comprised of two consolidated properties. As of December 31, 2011, both of our consolidated properties are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell.

  Dispositions during the Period from April 1, 2011 through December 31, 2011

On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold a single-story office building containing approximately 73,349 rentable square feet located on approximately 3.9 acres of land at 2800 Mockingbird Lane in Dallas, Texas (“2800 W. Mockingbird”) to an unaffiliated buyer, Stinson FLP TX Property, LLC, an affiliate of Roundtree Automotive Group, LLC. The contract sales price for 2800 W. Mockingbird was $5.5 million, exclusive of closing costs.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold a single-story office building containing approximately 28,880 rentable square feet located on approximately 2.2 acres of land at 1401 North Plano Road in Richardson, Texas, a suburb of Dallas (the “ASC Building”) to an unaffiliated buyer, 31009 San Antonio Realty, LP, a California limited partnership.  The contract sales price for the ASC Building was $3.6 million, exclusive of closing costs.

7. Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2011 were as follows (amounts in thousands):

2012	$847
2013	381
2014	319
2015	229
2016	169
Thereafter	80
$2,025

The future base rental payments above are exclusive of contingent rental payments.

For the period from April 1, 2011 through December 31, 2011, one of our tenants accounted for 10% or more of its aggregate rental revenues from its properties. Raytheon Company, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $0.7 million or approximately 64% of our ’s aggregate rental revenues for the period from April 1, 2011 to December 31, 2011. The lease with Raytheon Company expires on March 31, 2012. We have entered into a 54 month lease agreement with Lockheed Martin to lease all of Tucson Way effective March 31, 2012.

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

For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $89,000.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred asset management fees of approximately $70,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the period from April 1, 2011 to December 31, 2011 the Liquidating Trust incurred such costs for administrative services totaling approximately $40,000.

At December 31, 2011, the Liquidating Trust had payables to related parties of approximately $55,000, which consisted of approximately $48,000 for direct expenses and services and approximately $7,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for the period from April 1, 2011 to December 31, 2011.

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

9.	Subsequent Event

We have entered into a 54 month lease agreement with Lockheed Martin to lease all of Tucson Way effective March 31, 2012.

Behringer Harvard Mid Term Value Enhancement Liquidating Trust

Real Estate and Accumulated Depreciation

December 31, 2011

Schedule III

(in thousands)

		Initial cost					Gross amount
				Adjustments	Net Liquidation	Accumulated	carried at	Year of	Date	Depreciable
Property Name	Market	Land	Buildings	to basis	Adjustment	depreciation (2)	close of period	construction	acquired	life (2)
Tucson Way	Denver, CO	$800	$5,654	$67	$-	$1,467	$5,054	1985	10/19/04	(1)
Parkway Vista	Dallas, TX	952	3,725	417	-	977	$4,117	2002	6/8/05	(1)
Net Liquidation Adjustment (3)		-	-	-	709	-	709
Totals		$1,752	$9,379	$484	$709	$2,444	$9,880

(1)	Prior to inclusion in the liquidating trust, each of our buildings had a depreciable life of 25 years.
(2)	Depreciation expense has not been recorded subsequent to March 31, 2012 as a result of the plan of liquidation, because all assets are considered held for sale.
(3)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we made to the remaining real estate investments since we adopted the liquidation basis of accounting on April 1, 2011.

The changes in total real estate for the period from April 1, 2011 to December 31, 2011 is as follows (in thousands):

Period from April 1, 2011
to December 31, 2011
Real estate investments contributed to the Liquidating Trust on April 1, 2011 (liquidation basis)	$16,101
Capital expenditures	1,027
Liquidation adjustment (1)	(587)
Disposals	(6,661)
Balance as of December 31, 2011 (liquidation basis)	$9,880

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period from April 1, 2011 to December 31, 2011.

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Mid-Term Value Enhancement Fund I LP Plan of Liquidation dated February 16, 2011 (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)
3.1	Certificate of Trust of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust dated February 16, 2011 (previously filed in and incorporated by reference to Form 10-K filed on April 15, 2011)
10.1	Liquidating Trust Agreement amount Behringer Harvard Mid-Term Value Enhancement Fund 1 LP, as grantor, Behringer Harvard Advisors I LP, as managing trustee and CSC Trust Company of Delaware, a resident trustee, dated February 16, 2011 (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)
10.2	Amendment No. 1 Liquidating Trust Agreement among Behringer Harvard Mid-Term Value Enhancement Fund I LP, as grantor, Behringer Harvard Advisors I LP, as managing trustee, and CSC Trust Company of Delaware, as resident trustee, dated March 28, 2011 (previously filed and incorporated by reference to Form 8-K filed on March 28, 2011)
10.3	Purchase Agreement between Behringer Harvard 1401 Plano Rd., LP, as seller, and 31009 San Antonio Realty, LP, as purchaser, regarding the ASC Building (previously filed and incorporated by reference to Form 8-K filed on November 1, 2011)
10.4	Purchase Agreement between Behringer Harvard 1401 Plano Rd., LP, as seller, and 31009 San Antonio Realty, LP, as purchaser, regarding the ASC Building (previously filed and incorporated by reference to Form 8-K filed on November 1, 2011)
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification
32.1*	Section 1350 Certifications

* filed herewith