Form 10-K
period 2012-12-31
Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
filed 2013-03-28
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐ *

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐*

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter). Not applicable.

As of March 28, 2013, there were 4,275,187 units of beneficial interest in Behringer Harvard Mid-Term Value Enhancement Liquidating Trust outstanding.

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

Year Ended December 31, 2012

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

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse market and economic challenges experienced by the U.S. economy or real estate industry as a whole and the local economic conditions in the markets in which our properties are located;

•	the availability of cash flow from operating activities for capital expenditures;

•	future increases in interest rates;

•	our ability to retain our executive officers and other key personnel of our advisor, our property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our managing trustee and its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

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

The use of the words “we,” “us” or “our” refers to Behringer Harvard Mid-Term Value Enhancement Liquidating Trust and its subsidiaries, except where the context otherwise requires.

Overview

On February 16, 2011, Behringer Harvard Mid-Term Value Enhancement Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its General Partners, which plan provided for the formation of a liquidating trust. The General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2012, two of the six properties remained in our portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

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

In furtherance of the Plan, the Partnership entered into a Liquidating Trust Agreement (the “Liquidating Trust Agreement”) with one of the Partnership’s General Partners, Behringer Advisors I, as managing trustee (the “Managing Trustee”), and CSC Trust Company of Delaware, as resident trustee (the “Resident Trustee”). As of the Effective Date, each of the holders of limited partnership units in the Partnership received a pro rata beneficial interest unit in the Liquidating Trust in exchange for such holder’s interest in the Partnership. Effective as of January 31, 2013, Mr. Behringer announced his resignation as Chairman of the Managing Trustee due to a permanent disability.

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

Market Outlook

During 2012, the U.S. economic recovery, although still slow by most measures, survived uncertainties over the general election and the fiscal cliff and exhibited visible improvements in many fundamentals. One of the more important factors was the stabilization of the housing sector, a sector that historically has been important in prior economic recoveries. In the second half of the year, home price indexes for the largest 20 cities in the U.S. had recovered to 2008 levels. While these are still not at pre-recession highs, these are levels that show improvement in inventories, foreclosures and distressed sales. With recent government initiatives to encourage private investment of single family homes, many analysts are projecting a faster pace to clear the supply of foreclosed and vacant properties. Other improvements were made in factory output, particularly autos and other durable goods, corporate profits and modest gains in employment. Regarding employment, the economy averaged 165,000 new jobs in the fourth quarter of 2012, higher than prior quarters, but because that is barely exceeding new workers entering the market, it is a level that is consistent with a slow, gradual recovery. Also helping the U.S. are improvements, or at least stabilization, of global economic issues. The European debt crisis, which created uncertainty over sovereign defaults and departures from the Euro and European Union that were recurring drags on the U.S. economy for the last couple of years, has now reached a point where the worst of the scenarios appear less likely, although as recent events have demonstrated, the situation is still volatile. In China, where concerns that a decline in its growth could hurt the global recovery, a favorable December 2012 economic report buoyed confidence. Global growth, as forecast by the World Bank, is projected at 2.4% for 2013. This compares to an expected 2.3% for 2012 and while less than earlier projections, is not expected to be a serious drag on the U.S.

Offsetting these factors and likely contributors to a slower, moderate recovery are uneven private consumption, as individual savings rates continue to rise; continued decline in new business creation, as investors are reluctant to increase their risk capital; and decreases in the labor force, as the long term unemployed are not returning to the work force and may be structurally unemployed or under employed. Also, there is concern over the consequences and uncertainty related to political gridlock, which was reported as a major factor in the negative GDP report for the fourth quarter of 2012. The debate over the debt limit appears to be continuing for an extended period and risks a downgrade of U.S. credit and increased borrowing costs. The federal government has not passed a budget in the last four years and appears to be in a prolonged debate over spending and tax levels. We believe that businesses and consumers tend to be very conservative when confronted with these kinds of issues, which could disrupt what could otherwise be a stronger recovery. On a net basis, we believe the U.S. economy can overcome a certain degree of these issues, and along with most analysts, we expect a moderate, but uneven U.S. growth for the near term. However, these issues have the potential to significantly affect the economy.

Our primary objectives are to continue to preserve capital, as well as sustain and enhance property values, while continuing to focus on the disposition of our properties. Our ability to dispose of our properties will be subject to various factors, including the ability of potential purchasers to access capital debt financing. If we are unable to sell a property when we determine to do so, it could have a significant adverse effect on the timing of our final liquidating distributions to our beneficiaries. Given the disruptions in the capital markets and the current relative lack of available credit, our ability to dispose of our properties may be delayed, or we may receive lower than anticipated returns. In addition, a double dip economic downturn could negatively affect our ability to attract and retain tenants. Given current market conditions, this investment program’s life will extend beyond its original anticipated liquidation date.

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

The Liquidating Trust will not pay, directly or indirectly, any commission or fee, except as specifically permitted under Article VI of the Liquidating Trust Agreement, to our Managing Trustee or its affiliates in connection with the distribution of proceeds from the sale, exchange or financing of our properties.

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

Liquidation Update

We did not sell any properties in the year ended December 31, 2012.

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

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, our wholly-owned subsidiary, sold a single-story office building containing approximately 28,880 rentable square feet located on approximately 2.2 acres of land at 1401 North Plano Road in Richardson, Texas, a suburb of Dallas (the “ASC Building”) to an unaffiliated buyer for $3.6 million, exclusive of closing costs.  We made an initial distribution of $1.6 million, approximately one-half of the net sales proceeds, to our beneficial owners on November 14, 2011 via a special distribution of $0.38 per unit.

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

Our Managing Trustee is Behringer Advisors I, one of the former General Partners of the Partnership. Mr. Robert M. Behringer, the other former General Partner of the Partnership, owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering. Robert S. Aisner, Gerald J. Reihsen, III, Gary S. Bresky, M. Jason Mattox and Robert J. Chapman are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I and Behringer Securities. In addition, Mr. Bresky is also an executive officer of Behringer Securities.

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

Significant Tenants

For the year ended December 31, 2012, one of our tenants accounted for 10% or more of our aggregate rental revenues from our properties. Lockheed Martin, a major United States Government defense contractor, leases all of Tucson Way and accounted for approximately $1.8 million, or 59%, of our rental revenue.

Employees

We have no employees. The employees of our Managing Trustee, Behringer Advisors I, and other affiliates of Behringer Holdings perform a full range of real estate services for us, including property management, accounting, legal, asset management, and wholesale brokerage and investor relations.

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

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, who would be difficult to replace. Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us. If any of HPT’s key personnel were to cease employment, our operating results could suffer. We believe that our future success depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure beneficiaries that HPT will be successful in attracting and retaining such skilled personnel. Further, our Managing Trustee intends to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete. We cannot assure beneficiaries that our Managing Trustee will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our strategies could be delayed or hindered.

Robert S. Aisner and the other executive officers of HPT have dominant roles in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors I. Behringer Advisors I is managed by its general partner, HPT, for which Mr. Aisner serves as President and Chief Executive Officer. Therefore, Mr. Aisner, together with the other executive officers of HPT, have dominant roles in determining what is in the best interests of us and our beneficiaries. Since no persons other than Mr. Aisner and the other executive officers of HPT have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations. Therefore, Mr. Aisner and the other executive officers of HPT will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

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

Historically, extraordinary company actions by a company, such as the plan of liquidation, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the plan of liquidation. As of March 28, 2013, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the plan of liquidation and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

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

We have not borrowed to acquire any of our properties. However, in order to give our Managing Trustee flexibility in our management, the Liquidating Trust Agreement authorizes us to borrow funds. The Managing Trustee may determine that it is in our best interest to borrow funds for limited purposes such as 1) unexpected circumstances in which our cash resources become insufficient for the maintenance and repair of our properties or for the protection or replacement of assets, 2) improvement of properties when our Managing Trustee deems such improvements to be necessary or appropriate to protect the capital previously invested in the properties or to protect the value of our investment in a particular property and 3) to make a particular property more attractive for sale or lease.

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

Recent economic conditions have caused, and may continue to cause, our tenants to experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. An unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term.

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

The Managing Trustee and certain of its affiliates face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our beneficiaries.

Our Managing Trustee and certain of its affiliates, including our Property Manager, are entitled to substantial fees from us under the terms of our Liquidating Trust Agreement and property management agreement. These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our Managing Trustee’s advice to us as well as the judgment of its affiliates performing services for us. Among other matters, these compensation arrangements could affect its judgment with respect to:

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

The fees our Managing Trustee receives in connection with transactions involving the management of an asset are based on the cost of the investment, including the amount budgeted for the development, construction, and improvement of each asset, and are not based on the quality of the investment or the quality of the services rendered to us. This may influence our Managing Trustee to recommend riskier transactions to us.

We may be restricted in our ability to replace our Property Manager under certain circumstances.

Under the terms of our property management agreement, we may terminate the agreement upon 30 days’ notice in the event of (and only in the event of) a showing of willful misconduct, gross negligence, or deliberate malfeasance by our Property Manager in the performance of its duties. Our Managing Trustee may find the performance of our Property Manager to be unsatisfactory. However, such performance by the Property Manager may not reach the level of “willful misconduct, gross negligence, or deliberate malfeasance.” As a result, we may be unable to terminate the property management agreement at the desired time, which may have an adverse effect on the management and profitability of our properties.

Our Managing Trustee and certain of its key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Certain personnel of Behringer Advisors I are also officers of our Property Manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) the timing and terms of the sale of an asset, (3) compensation to our Managing Trustee, and (4) our relationship with our dealer manager and Property Manager.

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

If the Internal Revenue Service were to classify us as a publicly traded partnership, we could be taxable as a corporation, and distributions made to beneficiaries could be treated as portfolio income to them rather than passive income. Our counsel has given its opinion that we will not be classified as a publicly traded partnership, which is defined generally as a partnership whose interests are publicly traded or frequently transferred. However, this opinion is based only upon certain representations of our former General Partners and the provisions in our Liquidating Trust Agreement that attempt to comply with certain safe harbor standards adopted by the Internal Revenue Service. We cannot assure beneficiaries that the Internal Revenue Service will not challenge this conclusion or that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

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

Congress previously passed major federal tax legislation regarding taxes applicable to recipients of dividends. One of the changes reduced the tax rate to certain recipients of dividends paid by corporations to individuals to a maximum of 15% through 2012. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% was not affected. Even with the reduction of the rate on dividends received by the individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, could exceed 50%.

Under recently enacted legislation, for taxable years beginning after December 31, 2012, capital gains will be taxed at a maximum rate of 20% and dividend income will be taxed at ordinary income rates. Additionally, a U.S. person that is an individual or estate, or a trust that does not fall into a special class of trusts that is exempt from such tax, generally will be subject to a 3.8% tax (the "Medicare tax") on the lesser of (1) the U.S. person's "net investment income" for the relevant taxable year and (2) the excess of the U.S. person's modified adjusted gross income for the taxable year over a certain threshold. A U.S. person's net investment income for these purposes will generally include income and gain allocable to such U.S. person and/or any gain realized with respect to a disposition of our units of beneficial interest. If you are a U.S. person that is an individual, estate or trust, you are urged to consult your tax advisors regarding the applicability of the Medicare tax to your investment in the ordinary shares.

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

At December 31, 2012, the Liquidating Trust wholly owned the following properties:

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

Holders

As of March 28, 2013, we had 4,275,187 of beneficial interest units outstanding that were held by a total of approximately 1,300 beneficiaries.

Distributions

On August 15, 2011, the Liquidating Trust made a distribution of $5.2 million to its beneficial interest unit holders of record as of July 15, 2011, via a special distribution of $1.22 per unit, representing all the net sales proceeds from the sale of the 2800 W. Mockingbird property on May 26, 2011.

On November 14, 2011, the Liquidating Trust made a distribution of $1.6 million; approximately one-half of the net sales proceeds of the ASC Building to our unit holders of record as of November 1, 2011 via a special distribution of $0.38 per unit.  We returned one half of the sales proceeds of the ASC Building in order to preserve sufficient cash for operations and projects at Tucson Way.

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

The following selected financial data should be read in conjunction with the sections titled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto. The results for the period from April 1, 2011 (a date we used as a matter of convergence, efficiency and materiality) through December 31, 2011 are not comparable to any prior period because we began operations as of an effective date of February 16, 2011. Our historical results are not necessarily indicative of results for any future period (amounts in thousands).

	December 31,	December 31,
Selected Financial Data	2012	2011
STATEMENT OF NET ASSETS:
Total Assets	$14,375	$14,380
Net assets in liquidation (1)	$13,561	$12,119
Net asset value per unit (1)	$3.17	$2.83

(1)	The net assets in liquidation as of December 31, 2012 of $13.6 million plus cumulative liquidating distributions paid through December 31, 2012 of $25.3 million (which includes $18.4 million paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.36 per unit (of which $6.19 has been paid, which includes $4.59 per share paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust).

		Period from
		April 1, 2011
	Year Ended	Through
	December 31, 2012	December 31, 2011

Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$12,119	$19,094
Change in estimated receipts in excess of estimated costs during liquidation	2,241	316
Net decrease in fair value	(942)	(433)
Changes in other assets/liabilities	143	-
Liquidating distributions to beneficiaries	-	(6,858)
Change in net assets in liquidation	1,442	(6,975)
Net assets in liquidation at end of period	$13,561	$12,119

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this report.

Overview and Background

On February 16, 2011, the General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2012, two of the Partnership’s six original properties remained in our portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

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

Property Dispositions

We did not sell any properties in the year ended December 31, 2012.

On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold 2800 W. Mockingbird to an unaffiliated buyer, Stinson FLP TX Property, LLC, an affiliate of Roundtree Automotive Group, LLC. The contract sales price for 2800 W. Mockingbird was $5.5 million, exclusive of closing costs.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, a wholly-owned subsidiary of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust sold a the ASC Building to an unaffiliated buyer, 31009 San Antonio Realty, LP, a California limited partnership.  The contract sales price for the ASC Building was $3.6 million, exclusive of closing costs.

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and under the liquidation basis of accounting requires management to make estimates and assumptions that affect the reported amounts of assets (including net assets in liquidation) and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we will evaluate these estimates. These estimates will be based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have operating cash flows from our estimated receipts in excess of estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2012 was as follows (amounts in thousands):

	January 1,	Cash Payments	Change in	December 31,
	2012	and (Receipts)	Estimates	2012

Assets:
Estimated net inflows from consolidated operating activities	$316	(1,188)	$1,931	$1,059
Liabilities:
Liquidation costs	(440)	162	41	(237)
Capital expenditures	(1,495)	822	473	(200)
Total liabilities	(1,935)	984	514	(437)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$(1,619)	$(204)	$2,445	$622

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

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2012 of $13.6 million plus cumulative liquidating distributions paid through December 31, 2012 of $25.3 million (which includes $18.4 million paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.36 per unit (of which $6.19 has been paid, including $4.59 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

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

Scheduled Lease Expirations

As of December 31, 2012, our consolidated properties were 98% leased, with none of the leased square footage expiring during 2013. We entered into a 54 month lease agreement with Lockheed Martin to lease all of Tucson Way effective March 31, 2012.

Our leasing strategy through the period of liquidation focuses on negotiating renewals for leases scheduled to expire during the year and identifying new tenants or existing tenants seeking additional space.

Changes in Net Assets in Liquidation

For the year ended December 31, 2012

Net assets in liquidation increased by $1.4 million during the period from January 1, 2012 to December 31, 2012. The primary reason for the increase in net assets was increased operating income from our two properties which were 98% leased as of December 31, 2012.

For the period from April 1, 2011 to December 31, 2011

Net assets in liquidation decreased $7 million during the period from April 1, 2011 to December 31, 2011. The primary reason for the decrease in net assets was liquidating distributions paid to beneficiaries of $6.9 million.

Liquidity and Capital Resources

Our total assets and net assets in liquidation were $14.4 million and $13.6 million, respectively at December 31, 2012. Our ability to meet our obligations is contingent upon the sale of our remaining assets. We estimate that the net proceeds from the sale of our remaining assets will be adequate to pay our obligations; however we cannot provide any assurance as to the prices we will receive for the disposition of our remaining assets or the net proceeds therefrom.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from operations and sale of or remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of expenses and capital expenditures. Although we can provide no assurances, we currently expect to sell all of our assets by February 16, 2014.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made no cash distributions in the year ended December 31, 2012. We made cash distributions of approximately $6.9 million to our beneficiaries during the period from April 1, 2011 to December 31, 2011. The source of payment of these distributions was net proceeds from the sale of properties.

As of December 31, 2012, we estimate that we will have approximately $0.4 million of commitments and expenditures during the liquidation period. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures or that we will be able to obtain additional sources of financing on commercially favorable terms, or at all. A material adverse change in the net cash provided by operating activities or net proceeds expected from the liquidation of our remaining assets may affect our ability to fund these items.

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

As of December 31, 2012, the portfolio was 98% leased. Denver and Dallas, together with their surrounding areas, represent our geographic exposure.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Liquidating Trust had no contractual obligations as of December 31, 2012.

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

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations that would be affected by an increase or decrease in interest rates. At December 31, 2012, the Liquidating Trust did not have any foreign operations and thus was not exposed to foreign currency fluctuations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the management of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2012 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2012, were effective for the purpose of ensuring that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our Managing Trustee is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2012 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that the Liquidating Trust’s internal controls, as of December 31, 2012, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Effective as of January 31, 2013, Mr. Behringer announced his resignation as Chairman of the Managing Trustee due to a permanent disability. On March 27, 2013, Mr. Aisner was appointed Chairman of the Managing Trustee.

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

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)

Robert S. Aisner	66	Chairman
Michael J. O'Hanlon	61	Chief Executive Officer and President
Gerald J. Reihsen, III	54	Executive Vice President
Gary S. Bresky	46	Chief Financial Officer
S. Jason Hall	46	Treasurer
M. Jason Mattox	37	Executive Vice President

Robert S. Aisner is the Chairman of Behringer Advisors I. Mr. Aisner has served as President (from May 2005 until February 2013, Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013), and a director since June 2003 of Behringer Harvard REIT I. In addition, Mr. Aisner serves as Vice Chairman (since January 2012) and a director (since June 2006) of Behringer Harvard Opportunity REIT I. Mr. Aisner also has served as Vice Chairman (since January 2012) and a director (since January 2007) of Behringer Harvard Opportunity REIT II, as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT since August 2006 and as President (since April 2007) and Chief Executive Officer (since September 2008) of Adaptive Real Estate Investment Trust, Inc. (“AREIT”)(formerly, Behringer Harvard Multifamily REIT II, Inc.), currently in registration. Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Harvard and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer and President of the other Behringer Harvard companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. In addition to Mr. Aisner’s commercial real estate experience, as an officer and director of Behringer Harvard sponsored programs and their advisors, Mr. Aisner has overseen the acquisition, structuring and management of various types of real estate-related loans, including mortgages and mezzanine loans. From 1996 until joining Behringer Harvard in 2003, Mr. Aisner served as: (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities and an advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities; (ii) President of AMLI Management Company, which oversaw all of AMLI’s apartment operations in 80 communities; (iii) President of the AMLI Corporate Homes division that managed AMLI’s corporate housing properties; (iv) Vice President of AMLI Residential Construction, a division of AMLI that performed real estate construction services; and (v) Vice President of AMLI Institutional Advisors, the AMLI division that served as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group and a general commercial property management group. Mr. Aisner is a member of the Board of Directors of the Association of Foreign Investors in Real Estate (AFIRE), the Board of Directors of the National Multi-Housing Council (NMHC), the Urban Land Institute (ULI) and the Pension Real Estate Association (PREA). From 1984 to 1994, Mr. Aisner served as Vice President of HRW Resources, Inc., a real estate development and management company. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Our board of directors has concluded that Mr. Aisner is qualified to serve as one of our directors for reasons including his more than 30 years of commercial real estate experience. This experience allows him to offer valuable insight and advice with respect to our investments and investment strategies. In addition, as the Chief Executive Officer of our Advisor and with prior experience as an executive officer of a New York Stock Exchange-listed REIT, Mr. Aisner is able to direct the board of directors to the critical issues facing our company. Further, as a director of Behringer Harvard REIT I, Behringer Harvard Multifamily REIT I, and Behringer Harvard Opportunity REIT I, he has an understanding of the requirements of serving on a public company board.

Michael J. O’Hanlon, has served as our Chief Executive Officer and President since January 2012 and as one of our directors since February 2013. Mr. O’Hanlon also serves as Chief Executive Officer and President of several other Behringer Harvard—sponsored programs, including Behringer Harvard Opportunity REIT I.  In addition, Mr. O’Hanlon has served as a director of Behringer Harvard Opportunity REIT I since February 2013.

Prior to his appointment as an officer of the Company, Mr. O’Hanlon was an independent director of Adaptive REIT (formerly, Behringer Harvard Multifamily REIT II, Inc.) from September 2011 through December 2011. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies.  In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments.  Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree in 1979 from Columbia University Graduate School of Business.  Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree in 1973 from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

Our board of directors has concluded that Mr. O’Hanlon is qualified to serve as one of our directors for reasons including his over 30 years of management experience. His significant experience in commercial real estate allows him to complement the other board members in providing valuable investment advice.

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

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors I. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Harvard Holdings, including Behringer Harvard Advisors II LP who was co-general partner of Behringer Harvard Short-Term Opportunity Fund I LP. Mr. Bresky also serves as Executive Vice President of Behringer Harvard REIT I (since June 2002), Behringer Harvard Opportunity REIT I (since June 2007), Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of Behringer Harvard REIT I (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

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

S. Jason Hall is Treasurer of Behringer Advisors I and, in such capacity, Mr. Hall serves as principal accounting officer of the Behringer Harvard Short-Term Opportunity Fund I LP and now serves as principal accounting officer of the Liquidating Trust. Mr. Hall also serves as the Senior Controller and Director of Financial Reporting for the Behringer Harvard Opportunity REIT II, Inc. and is responsible for the accounting and financial reporting. He has held the position of Director of Financial Reporting for the Behringer Harvard Opportunity REIT II, Inc. and other Behringer Harvard-sponsored programs since 2010. Mr. Hall joined Behringer Harvard in 2005 as SEC Reporting Manager. From 2000 to 2004, he served in a number of accounting positions, including Corporate Controller from 2003 to 2004, at Aegis Communications Group, Inc., then publicly traded on NASDAQ and the nation’s seventh largest provider of outsourced customer care services. Prior to joining Aegis Communications Group, Mr. Hall spent five years as Corporate Controller for a private distribution company and three years in public accounting. Mr. Hall is a certified public accountant in the state of Texas and received a Bachelor of Business Administration in Finance from Angelo State University and a Master of Business Administration from Tarleton State University.

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

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors I, which was formerly one of the General Partners. As of December 31, 2012, neither the Partnership not the Liquidating Trust had made any payments to Mr. Behringer as compensation for serving as a General Partner of the Partnership. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors I, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors I as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no beneficiaries known by us who owned more than 5% of our outstanding beneficial interests units as of March 28, 2013.

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

The following table sets forth information as of March 28, 2013 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or those of our Managing Trustee, each of our executive officers or those of our Managing Trustee, and our directors and executive officers, or those of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 4,275,187 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of class	Beneficial owner	Owned	Class
Beneficial interest	Behringer Advisors I (1)(3)	-	*
Beneficial interest	Robert S. Aisner (1)(2)	1,104.97	*
Beneficial interest	Michael J. O'Hanlon(1)(2)	-	*
Beneficial interest	Gerald J. Reihsen, III (1)(2)	-	*
Beneficial interest	Gary S. Bresky (1)(2)	-	*
Beneficial interest	S. Jason Hall (1)(2)	-	*
Beneficial interest	M. Jason Mattox (1)(2)	-	*
Beneficial interest	All current executive officers
	as a group (6 persons)	1,104.97	*

*Denotes less than 1%

(1)  The address of Messrs. Aisner, O’Hanlon, Reihsen, Bresky, Hall, Mattox, and Behringer Harvard Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)  Executive Officers of our Managing Trustee, Behringer Advisors I. Effective January 31, 2013, Mr. Behringer ceased to be a general partner of the Fund and resigned as Chairman of the Advisor.

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

For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2012, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $97,000. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $89,000.

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2012, the Liquidating Trust incurred asset management fees of approximately $72,000. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred asset management fees of approximately $70,000.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the year ended December 31, 2012 and for the period from April 1, 2011 to December 31, 2011 the Liquidating Trust incurred such costs for administrative services totaling approximately $58,000 and $40,000, respectively.

At December 31, 2012, the Liquidating Trust had payables to related parties of approximately $29,000, which consisted of approximately $25,000 for direct expenses and services and approximately $4,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for either the year ended December 31, 2012 or for the period from April 1, 2011 to December 31, 2011.

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

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Unaudited Financial Statement Schedules.

All other financial statement schedules have been omitted because the required information of such schedules is not present or not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2013	Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

	By:	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2013	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

March 28, 2013	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 28, 2013	/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors I LP
(Principal Accounting Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page

Unaudited Financial Statements

Unaudited Consolidated Statement of Net Assets as of December 31, 2012 and 2011 (Liquidation Basis)	F-2

Unaudited Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the year ended December 31, 2012 and for the period ended April 1, 2011 through December 31, 2011	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

Unaudited Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation for the year ended December 31, 2012 and for the period from April 1, 2011 through December 31, 2011	F-10

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Net Assets

(Liquidation Basis)

As of December 31, 2012 and 2011

(unaudited)

(in thousands, except unit amounts)

	December 31,	December 31,
	2012	2011

Real estate investments:
Real estate held for sale	$9,167	$10,109
Cash and cash equivalents	4,520	4,238
Accounts receivable, net	52	17
Prepaid expenses and other assets	14	16
Asset for estimated receipts in excess of estimated costs during liquidation	622	-
Total assets	$14,375	$14,380

Liabilities
Accounts payable	$8	$22
Payables to related parties	29	55
Accrued liabilities	777	565
Liability for estimated receipts in excess of estimated costs during liquidation	-	1,619
Total Liabilities	814	2,261
Net assets in liquidation	$13,561	$12,119

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Changes in Net Assets

(Liquidation Basis)

(Unaudited)

(in thousands)

		Period from
		April 1, 2011
	Year Ended	Through
	December 31, 2012	December 31, 2011

Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$12,119	$19,094
Change in estimated receipts in excess of estimated costs during liquidation	2,241	316
Net decrease in fair value	(942)	(433)
Changes in other assets/liabilities	143	-
Liquidating distributions to beneficiaries	-	(6,858)
Change in net assets in liquidation	1,442	(6,975)
Net assets in liquidation at end of period	$13,561	$12,119

See Notes to Consolidated Financial Statements

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership”) was a limited partnership formed in Texas on July 30, 2002 governed by an Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (collectively, the “General Partners”). Effective as of January 31, 2013, Mr. Behringer announced his resignation as Chairman of the Managing Trustee due to a permanent disability.

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

The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties. As of December 31, 2012, two of the six properties remained in the portfolio. These properties combined contain approximately 104,000 rentable square feet. We will not purchase any additional properties for our portfolio.

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

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

3.	Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding our consolidated financial statements. Such financial statements and accompanying notes are the representations of our management, who are responsible for their integrity and objectivity. The following accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the accompanying consolidated financial statements.

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

In accordance with the plan of liquidation, we continue to actively manage our property portfolio to seek to achieve higher occupancy rates and control operating expenses. We continually evaluate our existing portfolio and adjust our net real estate liquidation value accordingly. When we become aware of market conditions or other circumstances that indicate that the present value of our properties materially differs from our expected net sales price, we will adjust our liquidation value accordingly. Under the adoption of our plan of liquidation, we will not acquire any new properties and are focused on liquidating our remaining assets.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less are considered to be cash equivalents.

Income Taxes

The Liquidating Trust is intended to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes. Therefore, the Liquidating Trust is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the year ended December 31, 2012 and for the period from April 1, 2011 to December 31, 2011, the Liquidating Trust did not recognize a provision for current tax expense. The Liquidating Trust did not have any entity level uncertain tax positions.

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

Reportable Segments

The Liquidating Trust has determined that it has one reportable segment, with activities related to the ownership and management of real estate. Income producing properties generated 100% of the Liquidating Trust’s consolidated revenues for both the year ended December 31, 2012 and for the period from April 1, 2011 to December 31, 2011. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

3.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing and complying with the plan of liquidation. We currently estimate that we will have operating cash flows from our estimated receipts in excess of estimated costs of liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, along with the estimates of tenant improvements incurred and paid, the timing of property sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2012 was as follows (amounts in thousands):

	December 31,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2012

Assets:
Estimated net inflows from consolidated operating activities	$316	(1,188)	$1,931	$1,059
Liabilities:
Liquidation costs	(440)	162	41	(237)
Capital expenditures	(1,495)	822	473	(200)
Total liabilities	(1,935)	984	514	(437)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$(1,619)	$(204)	$2,445	$622

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

4. Net Assets in Liquidation

The net assets in liquidation as of December 31, 2012 of $13.6 million plus cumulative liquidating distributions paid through December 31, 2012 of $25.3 million (which includes $18.4 million paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.36 per unit (of which $6.19 has been paid, which includes $4.59 per share paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the plan of liquidation. These projections could change materially based on the timing of sales, the performance of underlying assets and any changes in the underlying assumptions of projected cash flows.

5. Real Estate Investments

Our real estate investments are comprised of two consolidated properties. As of December 31, 2011, both of our consolidated properties are considered held for sale in accordance with the plan of liquidation. Under the liquidation basis of accounting, our properties are recorded at fair value less costs to sell.

We disposed of no properties in the year ended December 31, 2012.

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

6. Leasing Activity

Future minimum base rental payments due to us over the next five years and thereafter under non-cancelable leases in effect as of December 31, 2012 were as follows (amounts in thousands):

2013	$1,358
2014	1,360
2015	1,293
2016	966
2017	164
Thereafter	14
$5,155

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

The future base rental payments above are exclusive of contingent rental payments.

For the year ended December 31, 2012, one of our tenants accounted for 10% or more of its aggregate rental revenues from its properties. Lockheed Martin, a major United States Government defense contractor, leases all of Tucson Way and accounted for rental revenue of approximately $1.7 million or approximately 74% of our ’s aggregate rental revenues for the year ended December 31, 2012.

7.	Related Party Arrangements

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

For the management and leasing of our properties, we will pay Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that are not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that are leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We will reimburse the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who are engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2012, the Liquidating Trust incurred property management fees payable to its Property Manager of its affiliates of approximately $97,000. For the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $89,000.

We may pay Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our assets. Any portion of the asset management fee may be deferred and paid in a subsequent year. For the year ended December 31, 2012 and for the period from April 1, 2011 to December 31, 2011, the Liquidating Trust incurred asset management fees of approximately $72,000 and $70,000, respectively.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the year ended December 31, 2012 and for the period from April 1, 2011 to December 31, 2011 the Liquidating Trust incurred such costs for administrative services totaling approximately $58,000 and $40,000, respectively.

At December 31, 2012, the Liquidating Trust had payables to related parties of approximately $29,000, which consisted of approximately $25,000 for direct expenses and services and approximately $4,000 for management fees payable to Behringer Advisors I and our Property Manager.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for either the year ended December 31, 2012 or for the period from April 1, 2011 to December 31, 2011.

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

Effective as of January 31, 2013, Mr. Behringer announced his resignation as Chairman of the Managing Trustee due to a permanent disability. On March 27, 2013, Mr. Robert S. Aisner was appointed Chairman of the Managing Trustee.

Behringer Harvard Mid Term Value Enhancement Liquidating Trust

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2012

(Unaudited)

(in thousands)

		Initial cost					Gross amount
				Adjustments	Net Liquidation	Accumulated	carried at	Year of	Date	Depreciable
Property Name	Market	Land	Buildings	to basis	Adjustment	depreciation (2)	close of period	construction	acquired	life (2)
Tucson Way	Denver, CO	$800	$5,654	$67	$-	$1,467	$5,054	1985	10/19/04	(1)
Parkway Vista	Dallas, TX	952	3,725	417	-	977	$4,117	2002	6/8/05	(1)
Net Liquidation Adjustment (3)		-	-	-	(4)	-	(4)
Totals		$1,752	$9,379	$484	$(4)	$2,444	$9,167

(1)	Prior to inclusion in the liquidating trust, each of our buildings had a depreciable life of 25 years.
(2)	Depreciation expense has not been recorded subsequent to March 31, 2011 as a result of the plan of liquidation, because all assets are considered held for sale.
(3)	Under the liquidation basis of accounting, our real estate investments are carried at their estimated fair values. The net liquidation adjustment is the cumulative net liquidation adjustment that we made to the remaining real estate investments since we adopted the liquidation basis of accounting on April 1, 2011.

The changes in total real estate for the year ended December 31, 2012 is as follows (in thousands):

Year Ended
December 31, 2012
Balance as of December 31, 2011	$10,109
Capital expenditures	822
Liquidation adjustment (1)	(1,764)
Balance as of December 31, 2011 (liquidation basis)	$9,167

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the year ended December 31, 2012

The changes in total real estate for the period from April 1, 2011 to December 31, 2011 is as follows (in thousands):

Period from April 1, 2011
to December 31, 2011
Real estate investments contributed to the Liquidating Trust on April 1, 2011 (liquidation basis)	$16,101
Capital expenditures	1,027
Liquidation adjustment (1)	(358)
Disposals	(6,661)
Balance as of December 31, 2011 (liquidation basis)	$10,109

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the period from April 1, 2011 to December 31, 2011.

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Mid-Term Value Enhancement Fund I LP Plan of Liquidation dated February 16, 2011 (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)

3.1	Certificate of Trust of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust dated February 16, 2011 (previously filed in and incorporated by reference to Form 10-K filed on April 15, 2011)

21.1*	List of Subsidiaries

31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification

31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification

32.1*	Section 1350 Certifications

* filed herewith