Form 10-K
period 2013-12-31
Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
filed 2014-03-27
CIK 1179352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-51292

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust
(Exact name of registrant as specified in its charter)
Delaware	71-0897613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15601 Dallas Parkway, Suite 600, Addison, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (866) 655-3600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter). Not applicable.

As of March 27, 2014, there were 4,275,187 units of beneficial interest in Behringer Harvard Mid-Term Value Enhancement Liquidating Trust outstanding.

*Behringer Harvard Mid-Term Value Enhancement Liquidating Trust is the transferee of the assets and liabilities of Behringer Harvard Mid-Term Value Enhancement Fund I LP and files reports under the Securities and Exchange Commission file number for Behringer Harvard Mid-Term Value Enhancement Fund I LP. Behringer Harvard Mid-Term Value Enhancement Fund I LP filed a Form 15 on February 16, 2011 indicating its notice of termination of registration and filing requirements.

BEHRINGER HARVARD MID-TERM VALUE ENHANCEMENT LIQUIDATING TRUST

FORM 10-K

Year Ended December 31, 2013

PART I

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements include discussion and analysis of the financial condition of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (which may be referred to herein as the “Liquidating Trust,” “we,” “us,” or “our”) as successor in interest to Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to herein as the “Partnership”) and our subsidiaries, including our ability to rent space on favorable terms and to fund our liquidity requirements, the value of our assets, our anticipated expenditures, the amount and timing of anticipated future cash distributions to our beneficiaries and other matters. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are not historical facts but reflect the intent, belief or current expectations of our management based on their knowledge and understanding of the business and industry, the economy and other future conditions. These statements are not guarantees of future performance, and we caution our beneficiaries not to place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in the forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A. “Risk Factors” in this Annual Report on Form 10-K and the factors described below:

•	adverse economic challenges experienced by the U.S. economy;

•	our ability to retain our executive officers and other key personnel of our managing trustee, property manager and their affiliates;

•	conflicts of interest arising out of our relationships with our managing trustee and its affiliates; and

•	unfavorable changes in laws or regulations impacting our business or our assets.

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

The use of the words the “Liquidating Trust,” “we,” “us” or “our” refers to Behringer Harvard Mid-Term Value Enhancement Liquidating Trust and its subsidiaries, except where the context otherwise requires.

Overview

On February 16, 2011, Behringer Harvard Mid-Term Value Enhancement Fund I LP (referred to herein as the “Partnership”) completed its liquidation pursuant to a Plan of Liquidation adopted by its General Partners (as defined below), which plan provided for the formation of a liquidating trust. The General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2013, there were no properties remaining in our portfolio. We are currently in the process of determining final costs and calculating remaining proceeds available for distribution to our investors.

The Partnership was a limited partnership formed in Texas on July 30, 2002. Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (each a “General Partner” and collectively, the “General Partners”). It was funded through capital contributions from its General Partners and an initial limited partner on September 20, 2002 (the date of inception). It offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering and the Partnership admitted new investors until the termination of the Offering. The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties.

Our office is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001, and our toll-free telephone number is (866) 655-3600. The name Behringer Harvard is the property of Behringer Harvard Holdings, LLC (“Behringer Holdings”), and is used by permission.

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

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly, our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us. For purposes of the financial statements included in this Annual Report on Form 10-K, under the liquidation basis of accounting, all assets were adjusted to their estimated fair value (on an undiscounted basis) and liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts as of April 1, 2011. We chose to adjust items to their fair values as of April 1, 2011 as a matter of convergence, efficiency and materiality.

The Liquidating Trust Agreement provides for the Liquidating Trust to terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date, unless our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs. Our current timeframe for liquidation is by the end of the second quarter of 2014 and as such, our Managing Trustee has extended the termination date of the Liquidating Trust an additional six months.

Disposition Policies and Objectives

The Liquidating Trust Agreement provides for a three-year period to liquidate our remaining assets. Our Managing Trustee has worked diligently to liquidate these assets in a manner that makes sense for our beneficiaries before the end of this three year period.

Pursuant to the Liquidating Trust Agreement, our primary objective is limited to conserving value, protecting and selling our remaining assets, providing for our liabilities and distributing the remaining proceeds therefrom. Thus, cash flow from operations has not been invested in the acquisition of properties. In addition, net sales proceeds have not been reinvested, but will be distributed to our beneficiaries. Thus, we are intended to be self-liquidating in nature. As of December 31, 2013, there were no real estate assets remaining in our portfolio. We are currently in the process of determining final costs and calculating remaining proceeds available for distribution to our investors.

Liquidation Update

On October 24, 2013, Behringer Harvard Parkway Vista LP, our wholly-owned subsidiary, sold a two-story office building containing approximately 33,470 rentable square feet located on approximately 2 acres of land in Dallas, Texas (“Parkway Vista”), to an unaffiliated third party. The contract sales price for Parkway Vista was $5.6 million, exclusive of closing costs.

On August 21, 2013, Behringer Harvard 7400 Tucson Way, LLC, our wholly-owned subsidiary, sold a two-story office building containing approximately 70,660 rentable square feet located on approximately 6 acres of land in Denver, Colorado (“Tucson Way”), to an unaffiliated third party. The contract sales price for Tucson Way was $4.7 million, exclusive of closing costs.

We sold no properties during the year ended December 31, 2012.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, our wholly-owned subsidiary, sold a single-story office building containing approximately 28,880 rentable square feet located on approximately 2.2 acres of land in Richardson, Texas, a suburb of Dallas (the “ASC Building”), to an unaffiliated buyer. The contract sales price for the ASC Building was $3.6 million, exclusive of closing costs.  We made an initial distribution of $1.6 million, approximately one-half of the net sales proceeds, to our beneficial owners on November 14, 2011 via a special distribution of $0.38 per unit.

On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, our wholly-owned subsidiary, sold a single-story office building containing approximately 73,349 rentable square feet located on approximately 3.9 acres of land in Dallas, Texas (“2800 W. Mockingbird”), to an unaffiliated buyer. The contract sales price for 2800 W. Mockingbird was $5.5 million, exclusive of closing costs.  We made a special distribution of $5.2 million of the net sales proceeds, which is equal to $1.22 per unit, to our beneficial owners on August 15, 2011.

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

Our Managing Trustee is Behringer Advisors I, one of the former General Partners of the Partnership. Mr. Robert M. Behringer, the other former General Partner of the Partnership, owns a controlling interest in Behringer Holdings, a Delaware limited liability company that indirectly owns all of the outstanding equity interests of Behringer Advisors I, our property managers and Behringer Securities LP (“Behringer Securities”), the dealer manager for the Offering. Robert S. Aisner, Gary S. Bresky, and M. Jason Mattox are executive officers of Harvard Property Trust, LLC (“HPT”), the sole general partner of Behringer Advisors I and Behringer Securities. In addition, Mr. Bresky is an executive officer of Behringer Securities.

Because we are operated by our Managing Trustee, conflicts of interest will not be resolved through arm’s-length negotiations, but through the exercise of our Managing Trustee’s judgment consistent with its fiduciary responsibility to our beneficiaries and our disposition objectives and policies. For a description of some of the risks related to these conflicts of interest, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. For a discussion of the conflict resolution policies, see “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report on Form 10-K.

Interests in Other Real Estate Programs

Affiliates of our Managing Trustee (collectively, “Behringer”) are general partners of other Behringer programs, including real estate programs that have investment objectives similar to ours, and we expect that they will organize other such programs in the future. Affiliates of our Managing Trustee have legal and financial obligations with respect to these other programs that are similar to their obligations to us. As general partners of other programs, they may have contingent liabilities for the obligations of other programs structured as partnerships as well as our obligations, which, if such obligations were enforced against them, could result in substantial reduction of their net worth.

Other Activities of Our Managing Trustee and its Affiliates

We rely on our Managing Trustee and its affiliates for the day-to-day operation of our business. As a result of their interests in other Behringer programs, and the fact that they have also engaged and will continue to engage in other business activities, our Managing Trustee and its affiliates will have conflicts of interest in allocating their time between us and other Behringer programs and other activities in which they are involved. In addition, our Liquidating Trust Agreement does not specify any minimum amount of time or level of attention that our Managing Trustee must devote to us. However, our Managing Trustee believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the Behringer programs and other ventures in which they are involved.

Environmental

As an owner of real estate, we were subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations.

Significant Tenants

For the year ended December 31, 2013, one of our tenants accounted for 10% or more of our aggregate rental revenues from our properties. Lockheed Martin, a major United States Government defense contractor, leased all of Tucson Way and accounted for approximately $0.8 million, or 64%, of our rental revenue.

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

Available Information

We electronically file an annual report on Form 10-K and current reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of our filings with the SEC, as well as the Partnership’s prior filings, may be obtained from the web site maintained for us by our Managing Trustee at http://www.behringerinvestments.com or at the SEC’s website, at http://www.sec.gov. Access to these filings is free of charge. As part of the creation of the Liquidating Trust, we requested, and on March 31, 2011 were granted, No-Action relief from the SEC regarding our proposed modified reporting. In accordance with this No-Action relief, we are not required to file quarterly reports on Form 10-Q with the SEC. A copy of the No-Action letter may also be obtained through the SEC’s website. We are not incorporating our website or any information from the website into this Form 10-K.

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

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop. Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain individual retirement account (“IRA”) minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and our beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

If we lose or are unable to obtain key personnel, our ability to implement our disposition strategies could be delayed or hindered.

Our success depends to a significant degree upon the continued contributions of certain key personnel of the general partner of Behringer Advisors I, HPT, who would be difficult to replace. Although HPT has employment agreements with its key personnel, these agreements are terminable at will, and we cannot guarantee that such persons will remain affiliated with HPT or us. If any of HPT’s key personnel were to cease employment, our operating results could suffer. We believe that our successful wind down depends, in large part, upon HPT’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our beneficiaries that HPT will be successful in attracting and retaining such skilled personnel. Further, our Managing Trustee intends to establish strategic relationships with firms that have special expertise in certain services. Maintaining such relationships may be important for us to effectively complete our wind down. We cannot assure our beneficiaries that our Managing Trustee will be successful in attracting and retaining such relationships. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our wind down strategies could be delayed or hindered.

The executive officers of HPT have dominant roles in determining what is in our best interests and, therefore, we will not have the benefit of independent consideration of issues affecting our operations.

Our Managing Trustee is Behringer Advisors I. Behringer Advisors I is managed by its general partner, HPT. Therefore, the executive officers of HPT have dominant roles in determining what is in the best interests of us and our beneficiaries. Since no persons other than the other executive officers of HPT have any direct control over our management, we do not have the benefit of independent consideration of issues affecting our operations. Therefore, the executive officers of HPT will determine the propriety of their own actions, which could result in a conflict of interest when they are faced with any significant decision relating to our affairs.

Our Managing Trustee has a limited net worth consisting of assets that are not liquid, which may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

The net worth of our Managing Trustee consists primarily of interests in real estate, partnerships and closely held businesses. Accordingly, the net worth of our Managing Trustee is illiquid and not readily marketable. This illiquidity, and the fact that our Managing Trustee and its affiliates have commitments to other Behringer programs, may adversely affect the ability of our Managing Trustee to fulfill its financial obligations to us.

Our rights and the rights of our beneficiaries to recover claims against our Managing Trustee are limited.

Our Liquidating Trust Agreement provides that our Managing Trustee will have no liability for any action or failure to act that the Managing Trustee in good faith determines was in our best interest, provided that its action or failure to act did not constitute gross negligence, willful misconduct or fraud. As a result, we and our beneficiaries may have more limited rights against our Managing Trustee than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our Managing Trustee in some cases.

We have terminated our regular monthly distributions and future liquidating distributions will be determined at the sole discretion of our Managing Trustee.

The terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions. Rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities), in the sole discretion of our Managing Trustee. As a result, regular monthly distributions to the Partnership’s limited partners were terminated on the Effective Date. Liquidating distribution amounts of net proceeds received from the recent sales of our remaining assets will generally depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, and other factors our Managing Trustee may deem relevant. Our ability to pay distributions to our beneficiaries may be adversely affected by the risks described herein.

We may be delayed in completing our liquidation.

Our current timeframe for liquidating is by the end of the second quarter of 2014. Remaining contingent liabilities and other factors could cause us to delay liquidation beyond this period. If liquidation is delayed, your units will continue to be illiquid.

Our beneficiaries should view their investments as long-term in nature.

Our units lack a public trading market and are subject to transfer restrictions. Although our Liquidating Trust Agreement provides for a three-year period to liquidate the remaining assets, the Managing Trustee has worked diligently to liquidate these assets in a manner that makes sense for the beneficiaries before the end of this three-year period. We are currently in the process of determining final costs and calculating remaining proceeds available for distribution to our investors. For each of these reasons, our beneficiaries should view their investment in units strictly as a long-term investment.

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

There can be no assurance that the plan of liquidation will result in greater returns to our beneficiaries on their investment within a reasonable period of time than our beneficiaries would have received through other alternatives that were reasonably available to the Partnership.

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

The Plan may lead to litigation which could result in substantial costs and distract our Managing Trustee.

Historically, extraordinary company actions by a company, such as the Plan, may sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the Plan. As of March 27, 2014, no such lawsuits relative to the plan of liquidation have been filed. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert our Managing Trustee’s attention from implementing the Plan and otherwise operating our business. If we do not prevail in any such lawsuit which may be filed against us in the future, we may be liable for damages. In such event, we cannot predict the amount of any such damages; however, they may be significant and may reduce our cash available for distribution to our beneficiaries.

Our beneficiaries could be liable to the extent of liquidating distributions received from us if contingent reserves are insufficient to satisfy our liabilities.

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

If a court holds at any time that we have failed to make adequate provision for our expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from contingency reserve and our assets, our creditors could seek an injunction to prevent us from making distributions under the Plan on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our beneficiaries under the Liquidating Trust Agreement.

The provisions of the Delaware Statutory Trust Act applicable to statutory trusts do not grant our beneficiaries any voting rights, and our beneficiaries’ rights are limited under our Liquidating Trust Agreement.

A vote of a majority of the units of beneficial interest is sufficient to take the following actions:

•	to amend our Liquidating Trust Agreement under certain circumstances;

•	to dissolve and terminate the Liquidating Trust; and

•	to remove our Managing Trustee.

These are the only significant voting rights granted to our beneficiaries under our Liquidating Trust Agreement. Therefore, our beneficiaries’ voting rights in our operations are limited.

Our Managing Trustee will make all decisions with respect to our management and determine all of our major policies, including our financing, disposition strategies and distributions. Our Managing Trustee may revise these and other policies without a vote of the beneficiaries. Therefore, our beneficiaries will be relying almost entirely on our Managing Trustee for our management and the operation of our business. Our Managing Trustee may only be removed under certain conditions, as set forth in our Liquidating Trust Agreement.

Payment of fees to our Managing Trustee and its affiliates will reduce cash available for distribution.

Our Managing Trustee and its affiliates have performed services for us in connection with the management and leasing of our properties and the administration of our other investments. They have been and will be paid substantial fees for these services, which has and will reduce the amount of cash available for distribution to our beneficiaries.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions.

We have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities.  However, the Federal Deposit Insurance Corporation, or FDIC, generally only insures limited amounts per depositor per insured bank. We have cash and cash equivalents and restricted cash deposited in interest bearing transaction accounts at certain financial institutions in excess of federally insured levels.  If any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over the federally insured levels.  The loss of our deposits could reduce the amount of cash we have available to distribute and could result in a decline in the value of your investment.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”), based on exclusions that we believe are available to us.  If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

Discovery of previously undetected environmentally hazardous conditions may adversely affect our cash available for distributions.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our beneficiaries.

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

Our Managing Trustee and certain of its affiliates, including Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, or their affiliates (individually or collectively referred to as "Property Manager"), are entitled to substantial fees from us under the terms of our Liquidating Trust Agreement and property management agreement. These fees were not negotiated at arm’s length and reduce the amount of cash available for distributions.

These fees could influence our Managing Trustee’s advice to us as well as the judgment of its affiliates performing services for us.

Our Managing Trustee and certain of its key personnel face conflicts of interest related to the positions they hold with affiliated entities, which could diminish the value of the services they provide to us.

Certain personnel of Behringer Advisors I are also officers of our Property Manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our investors. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of management time and services between us and the other entities, (2) compensation to our Managing Trustee, and (3) our relationship with our dealer manager and Property Manager.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

DLA Piper, LLP (US) acts as legal counsel to us, and is also expected to represent our Managing Trustee and some of its affiliates from time to time. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, DLA Piper, LLP (US) may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Managing Trustee or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, DLA Piper, LLP (US), may inadvertently act in derogation of the interest of the parties which could affect us and our ability to meet our investment objectives.

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

If we were deemed for tax purposes to be a dealer, defined as one who holds property primarily for sale to customers in the ordinary course of business, with respect to one or more of our properties, any gain recognized upon a sale of such real property would be taxable to investors as ordinary income and would also constitute unrelated business taxable income (“UBTI”) to investors who are tax-exempt entities. The resolution of our status in this regard is dependent upon facts that will not be known until the time a property is sold, held for sale or thereafter. Under existing law, whether property is held primarily for sale to customers in the ordinary course of business must be determined from all the facts and circumstances surrounding the particular property at the time of disposition. These include the number, frequency, regularity and nature of dispositions of real estate by the holder and activities of the holder of the property in selling the property or preparing the property for sale. Accordingly, our counsel is unable to render an opinion as to whether we will be considered to hold any or all of our properties primarily for sale to customers in the ordinary course of business.

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

State and local taxes and a requirement to withhold state taxes may apply, and if so, the amount of cash available for distribution would be reduced.

The state in which a beneficiary resides may impose an income tax upon such beneficiary’s share of our taxable income. Further, states in which we owned our properties may impose income taxes upon beneficiaries’ share of our taxable income allocable to any property located in that state. Many states have also implemented or are implementing programs to require entities classified as partnerships for federal income tax purposes to withhold and pay state income taxes owed by non-resident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to beneficiaries. Beneficiaries may also be required to file income tax returns in some states and report their share of income attributable to ownership and operation by the Liquidating Trust of properties in those states. Moreover, despite our pass-through treatment for U.S. federal income tax purposes, certain states may impose income or franchise taxes upon our income and not treat us as a pass-through entity. The imposition of such taxes will reduce the amounts distributable to our beneficiaries. In the event we are required to withhold state taxes from beneficiaries’ cash distributions, the amount of cash available to our beneficiaries would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses that would have the effect of reducing cash available for distribution to beneficiaries. Beneficiaries are urged to consult with their own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements on an investment in our units.

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

Congress has passed major federal tax legislation regarding taxes applicable to recipients of qualified dividends. Effective for 2013 the highest marginal tax rate for individuals was increased to 39.6%, and for individuals in this tax bracket the rate on qualified dividends was increased to 20%. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. Even with the rate of 15% on qualified dividends received by some individuals, the combined maximum corporate federal tax rate and individual tax rate on qualified corporate dividends is 44.75% and, with the effect of state income taxes, can exceed 50%.

In addition, for taxable years beginning before January 1, 2013, the maximum stated U.S. federal income tax rate applicable to individuals generally was 35% for ordinary income and 15% for net long-term capital gain (with lower rates applying to taxpayers in the 10% and 15% rate brackets), except that the portion of such gain that is attributable to certain depreciation recapture will be taxable at the maximum rate of 25%. Effective for tax years beginning after December 31, 2012 the maximum tax rate applicable to individuals was increased to 39.6% for ordinary income and 20% for net long term capital gain.

Although entities classified as partnerships for federal income tax purposes continue to receive better tax treatment than entities taxed as corporations, it is possible that future legislation would make a partnership structure a less advantageous organizational form for investment in real estate, or that it could become more advantageous for us to elect to be taxed for federal income tax purposes as a corporation or a real estate investment trust (“REIT”). Pursuant to our Liquidating Trust Agreement, our Managing Trustee has the authority to make any tax elections on our behalf that, in its sole judgment, are in our best interest. This authority includes the ability to elect to cause us to be taxed as a corporation or to qualify as a REIT for federal income tax purposes. Our Managing Trustee has the authority under our Liquidating Trust Agreement to make those elections without the necessity of obtaining the approval of our beneficiaries. In addition, our Managing Trustee has the authority to amend our Liquidating Trust Agreement without the consent of beneficiaries in order to facilitate our operations so as to be able to qualify us as a REIT, corporation or other tax status that it elects for us. Our Managing Trustee has fiduciary duties to us and to all investors and would only cause such changes in our organizational structure or tax treatment if it determines in good faith that such changes are in the best interest of our investors.

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

If investors are investing the assets of a pension, profit sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our units of beneficial interest, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

We do not intend or anticipate that our tax-exempt investors will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as UBTI. Notwithstanding this prohibition, our Managing Trustee does have limited authority to borrow funds deemed necessary.

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

We owned no properties at December 31, 2013.

Item 3.	Legal Proceedings.

We are not party to, and none of our properties are subject to, any material pending legal proceedings nor are we aware of any such legal or regulatory proceedings contemplated by governmental authorities.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our units of beneficial interests, and we do not expect that one will develop. Except for certain transfers by will, intestate succession or operation of law, or from a qualified account to a non-qualified account if necessary to allow holders of beneficial interests to comply with certain IRA minimum distribution requirements under the Internal Revenue Code, if applicable, beneficial interests in the Liquidating Trust are not transferable, and our beneficiaries do not have authority or power to sell or in any other manner dispose of their beneficial interests.

Holders

As of March 27, 2014, we had 4,275,187 of beneficial interest units outstanding that were held by a total of approximately 1,300 beneficiaries of record.

Distributions

We made no cash distributions during the years ended December 31, 2013 and 2012.

On August 15, 2011, the Liquidating Trust made a distribution of $5.2 million to its beneficial interest unit holders of record as of July 15, 2011, via a special distribution of $1.22 per unit, representing all of the net sales proceeds from the sale of the 2800 W. Mockingbird property on May 26, 2011.

On November 14, 2011, the Liquidating Trust made a distribution of $1.6 million; representing approximately one-half of the net sales proceeds of the ASC Building to its beneficial interest unit holders of record as of November 1, 2011, via a special distribution of $0.38 per unit.  The Liquidating Trust retained one-half of the sales proceeds of the ASC Building in order to preserve sufficient cash for operations and projects at Tucson Way.

As is common in real estate-related direct investments, when a fund enters its final disposition phase and sells assets, thereby reducing the asset base available to generate distributable cash, it is normal for monthly distributions to cease, and for further distributions to come in the form of special distributions as assets are sold. As a result, the terms of the Liquidating Trust Agreement do not contemplate that we will make monthly distributions; rather, it is expected that from time to time we will make special cash distributions to our beneficiaries, including in connection with the disposition of our remaining assets, to the extent that such cash will not be needed to provide for our liabilities (including contingent liabilities). Liquidating distribution amounts of net proceeds received from the recent sales of our remaining assets will generally depend on our anticipated cash needs to satisfy liquidation and other expenses, financial condition and capital requirements, and other factors our Managing Trustee may deem relevant.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

The following selected financial data should be read in conjunction with “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report on Form 10-K. The results for the period from April 1, 2011 (a date we used as a matter of convergence, efficiency and materiality) through December 31, 2011 are not comparable to any prior period because we began operations as of an effective date of February 16, 2011. Our historical results are not necessarily indicative of results for any future period (amounts in thousands).

	December 31,	December 31,	December 31,
Selected Financial Data	2013	2012	2011
STATEMENT OF NET ASSETS:
Total Assets	$13,428	$14,375	$14,380
Net assets in liquidation (1)	$13,075	$13,561	$12,119
Net asset value per unit (1)	$3.06	$3.17	$2.83

Previously paid distributions per unit (1)	$6.19
Estimated total distributions per unit (1)	$9.25

(1)	The net assets in liquidation as of December 31, 2013 of $13.1 million plus cumulative liquidating distributions paid through December 31, 2013 of $25.3 million (which includes $18.4 million paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.25 per unit (of which $6.19 has been paid, which includes $4.59 per share paid to stockholders prior to the transfer of assets and liabilities to the Liquidating Trust).

			Period from
			April 1, 2011
	Year Ended	Year Ended	through
	December 31, 2013	December 31, 2012	December 31, 2011

Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$13,561	$12,119	$19,094
Change in estimated receipts in excess of estimated costs during liquidation	(822)	2,241	316
Net decrease in fair value	(9,167)	(942)	(433)
Changes in other assets/liabilities	9,503	143	-
Liquidating distributions to beneficiaries	-	-	(6,858)
Change in net assets in liquidation	(486)	1,442	(6,975)
Net assets in liquidation at end of period	$13,075	$13,561	$12,119

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with “Item 6. Selected Financial Data” and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

Overview and Background

On February 16, 2011, the General Partners in their sole discretion organized us as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds. As of December 31, 2013, no properties remained in our portfolio. We will not purchase any additional properties for our portfolio.

On February 16, 2011, the Partnership completed its liquidation pursuant to the Plan, which was adopted by its General Partners pursuant to their authority under the Partnership Agreement and which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

In accordance with the Plan and the Liquidating Trust Agreement, the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust to be administered, disposed of or provided for in accordance with the terms and conditions set forth in the Liquidating Trust Agreement. On the Effective Date, the Partnership filed a Form 15 with the SEC to terminate the registration of the limited partnership units in the Partnership under the Exchange Act and announced it would cease filing reports under that Act. On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly, our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

The Liquidating Trust Agreement provides for the Liquidating Trust to terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date, unless our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs.

Property Dispositions

On October 24, 2013, Behringer Harvard Parkway Vista LP, our wholly-owned subsidiary, sold Parkway Vista to an unaffiliated third party. The contract sales price for Parkway Vista was $5.6 million, exclusive of closing costs. On August 21, 2013, Behringer Harvard 7400 Tucson Way, LLC, our wholly-owned subsidiary, sold Tucson Way to an unaffiliated third party. The contract sales price for Tucson Way was $4.7 million, exclusive of closing costs. As a result of these sales, we no longer own any properties.

We sold no properties during the year ended December 31, 2012.

On October 26, 2011, Behringer Harvard 1401 Plano Road LP, our wholly-owned subsidiary, sold the ASC Building to an unaffiliated buyer. The contract sales price for the ASC Building was $3.6 million, exclusive of closing costs.  On May 26, 2011, Behringer Harvard 2800 Mockingbird LP, our wholly-owned subsidiary, sold 2800 W. Mockingbird to an unaffiliated buyer. The contract sales price for 2800 W. Mockingbird was $5.5 million, exclusive of closing costs.

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

Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have estimated costs in excess of estimated receipts of liquidation. These amounts can vary significantly due to the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2013 was as follows (amounts in thousands):

	December 31,	Cash Payments	Change in	December 31,
	2012	and (Receipts)	Estimates	2013

Assets:
Estimated net inflows from consolidated operating activities	$1,059	$(655)	$(404)	$-
Liabilities:
Liquidation costs	(237)	265	(228)	(200)
Capital expenditures	(200)	361	(161)	(0)
Total liabilities	(437)	626	(389)	(200)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$622	$(29)	$(793)	$(200)

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2012 was as follows (amounts in thousands):

	December 31,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2012

Assets:
Estimated net inflows from consolidated operating activities	$316	$(1,188)	$1,931	$1,059
Liabilities:
Liquidation costs	(440)	162	41	(237)
Capital expenditures	(1,495)	822	473	(200)
Total liabilities	(1,935)	984	514	(437)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$(1,619)	$(204)	$2,445	$622

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the period from April 1, 2011 to December 31, 2011 was as follows (amounts in thousands):

	April 1,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2011

Assets:
Estimated net inflows from consolidated operating activities	$1,346	$733	$(1,763)	$316
Liabilities:
Liquidation costs	(700)	160	100	(440)
Capital expenditures	(1,492)	(1,026)	1,023	(1,495)
Total liabilities	(2,192)	(866)	1,123	(1,935)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$(846)	$(133)	$(640)	$(1,619)

Net Assets in Liquidation

The net assets in liquidation as of December 31, 2013 of $13.1 million plus cumulative liquidating distributions paid through December 31, 2013 of $25.3 million (which includes $18.4 million paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.25 per unit (of which $6.19 has been paid, including $4.59 per unit paid to the Partnership’s limited partners prior to the transfer its of assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change.

Factors Which May Influence Future Changes in Net Assets in Liquidation

Liquidation Expenses and Contingent Liabilities

We have estimated our remaining liquidation expenses and any known contingent liabilities. These amounts can vary significantly due to the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations.

Changes in Net Assets in Liquidation

For the year ended December 31, 2013

Net assets in liquidation decreased by $0.5 million during the period from January 1, 2013 to December 31, 2013. The decrease in net assets was primarily due to receiving less operating income as a result of selling our remaining properties earlier than expected and a change in estimated liquidation costs.

For the year ended December 31, 2012

Net assets in liquidation increased by $1.4 million during the period from January 1, 2012 to December 31, 2012. The primary reason for the increase in net assets was increased operating income from our two properties which were 98% leased as of December 31, 2012.

Liquidity and Capital Resources

Our total assets and net assets in liquidation were $13.4 million and $13.1 million, respectively at December 31, 2013. We estimate that the net proceeds from the sale of our remaining assets will be adequate to pay our obligations.

Current Sources of Capital and Liquidity

We anticipate, but cannot assure, that our cash flow from the sale of our remaining assets will be sufficient during the liquidation period to fund our cash needs for payment of liquidation expenses and contingent liabilities.

Other Liquidity Needs

We believe that we will have sufficient capital resources to satisfy our liquidity needs during the liquidation period. We made no cash distributions during the years ended December 31, 2013 and 2012.

As of December 31, 2013, we estimate that we will have approximately $0.1 million of commitments and expenditures during the liquidation period. However, there can be no assurance that we will not exceed the amounts of these estimated expenditures.

Liquidating distributions will be determined in our Managing Trustee’s sole discretion and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, our capital expenditures, and other factors our Managing Trustee may deem relevant.

We do not own any loans or debt instruments. We have no exposure to money market mutual funds and we monitor the depository institutions that hold our cash and cash equivalents on a regular basis and believe that we have placed our deposits with creditworthy financial institutions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Liquidating Trust had no contractual obligations as of December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We have limited exposure to financial market risks, including changes in interest rates and other relevant market prices. We have no investments or obligations that would be affected by an increase or decrease in interest rates. At December 31, 2013, the Liquidating Trust did not have any foreign operations and thus was not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item 8 is provided in our unaudited financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

We did not employ an independent registered public accounting firm to perform an audit on the financial statements contained in this Annual Report on Form 10-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, including its Chief Executive Officer and Chief Financial Officer, evaluated as of December 31, 2013 the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that our disclosure controls and procedures, as of December 31, 2013, were effective for the purpose of ensuring that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to the management of Behringer Advisors I, as our Managing Trustee, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). The Liquidating Trust’s management, including the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I, as Managing Trustee of the Liquidating Trust, evaluated as of December 31, 2013 the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of Behringer Advisors I concluded that the Liquidating Trust’s internal controls, as of December 31, 2013, were effective in providing reasonable assurance regarding reliability of financial reporting.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Managing Trustee, Behringer Advisors I, is a Texas limited partnership formed in July 2002. The executive office of Behringer Advisors I is located at 15601 Dallas Parkway, Suite 600, Addison, Texas 75001. Behringer Advisors I is owned by HPT, its sole general partner, and Behringer Harvard Partners, LLC (“Behringer Partners”), its sole limited partner. Behringer Holdings is the sole owner of HPT and Behringer Partners. Behringer Holdings also is the indirect owner of our Property Manager, Behringer Development Company LP, a real estate development company, and Behringer Securities, our dealer manager.

Behringer Advisors I was created in 2002 for the sole purpose of acting as one of the Partnership’s General Partners. It is managed by its executive officers, namely:

Name	Age	Position(s)
Robert S. Aisner	67	Chairman
Michael J. O'Hanlon	62	Chief Executive Officer and President
Gary S. Bresky	47	Chief Financial Officer
M. Jason Mattox	38	Executive Vice President
S. Jason Hall	47	Treasurer

Robert S. Aisner has served as the Chairman of Behringer Advisors I since 2013. Mr. Aisner has served as President (from May 2005 until February 2013), Chief Executive Officer (from June 2008 until May 2009 and from July 2009 until February 2013), and a director since June 2003 of TIER REIT, Inc. (“TIER REIT”) (formerly Behringer Harvard REIT I, Inc.). In addition, Mr. Aisner serves as Chairman (since January 2013) and a director (since June 2006) of Behringer Harvard Opportunity REIT I, Inc. (“Behringer Harvard Opportunity REIT I”). Mr. Aisner also has served as Chairman (since January 2013) and a director (since January 2007) of Behringer Harvard Opportunity REIT II, Inc. (“Behringer Harvard Opportunity REIT II”) and as Chief Executive Officer and a director of Behringer Harvard Multifamily REIT, Inc. (“Behringer Harvard Multifamily REIT I”) (since August 2006). Furthermore, Mr. Aisner serves as a Class II Director of Priority Senior Secured Income Fund, Inc., a closed-end management investment company jointly advised by Behringer Holdings and Prospect Capital Management, LLC. Mr. Aisner is also Chief Executive Officer and President of other Behringer companies.

Mr. Aisner has over 30 years of commercial real estate experience with acquiring, managing and disposing of properties located in the United States and other countries, including Germany, the Netherlands, England, the Bahamas and Australia. From 1996 until joining TIER REIT in 2003, Mr. Aisner served as (i) Executive Vice President of AMLI Residential Properties Trust, formerly a New York Stock Exchange-listed REIT that focused on the development, acquisition and management of upscale apartment communities, which serves as advisor and asset manager for institutional investors with respect to their multifamily real estate investment activities, (ii) President of AMLI Management Company, that oversees all of AMLI’s apartment operations in 80 communities, (iii) President of the AMLI Corporate Homes division that manages AMLI’s corporate housing properties, (iv) Vice President of AMLI Residential Construction, a division of AMLI that performs real estate construction services, and (v) Vice President of AMLI Institutional Advisors, the AMLI division that serves as institutional advisor and asset manager for institutional investors with respect to their multifamily real estate activities. Mr. Aisner also served on AMLI’s Executive Committee and Investment Committee from 1999 until 2003. From 1994 until 1996, Mr. Aisner owned and operated Regents Management, Inc., which had both a multifamily development and construction group, and a general commercial property management group. From 1984 to 1994, he was employed by HRW Resources, Inc., a real estate development and management company, where he served as Vice President. Mr. Aisner received a Bachelor of Arts degree from Colby College and a Masters of Business Administration degree from the University of New Hampshire.

Michael J. O’Hanlon has served as Chief Executive Officer and President of Behringer Advisors I since January 2012. Mr. O’Hanlon has also served as Chief Executive Officer and President of several other Behringer–sponsored programs, including Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II, since January 2012. In addition, Mr. O’Hanlon has served as a director of Behringer Harvard Opportunity REIT I and Behringer Harvard Opportunity REIT II since February 2013. From September 2010 to December 2011, Mr. O’Hanlon was President and Chief Operating Officer of Billingsley Company, a major Dallas, Texas-based owner, operator and developer that has interests in commercial office, industrial, retail, and multifamily properties. From November 2007 to October 2009, Mr. O’Hanlon served as Chief Executive Officer and President for Inland Western Retail Real Estate Trust, Inc., a public non-traded REIT, where he was responsible for an $8.5 billion national retail and office portfolio consisting of 335 properties and 51 million square feet. From January 2005 to October 2007, Mr. O’Hanlon served as head of Asset Management for Inland Real Estate Group of Companies. In total, Mr. O’Hanlon has over 30 years of management experience with public and private firms with commercial real estate portfolios, with a broad range of responsibilities including overseeing acquisitions, dispositions, restructurings, joint ventures and capital raising, and with experience with a diverse group of real estate-related investments including multifamily and debt-related investments. Mr. O’Hanlon received a Masters of Business Administration, Finance-Money and Financial Markets degree from Columbia University Graduate School of Business. Mr. O’Hanlon has also received a Bachelor of Science, Accounting degree from Fordham University. Mr. O’Hanlon has served and been an active member of the Real Estate Roundtable, NAREIT, ICSC and ULI.

Gary S. Bresky is the Chief Financial Officer of Behringer Advisors I. Mr. Bresky also serves as Executive Vice President and Chief Financial Officer or in similar executive capacities with other entities sponsored by Behringer Holdings, including Behringer Harvard Advisors II LP, the managing trustee of Behringer Harvard Short-Term Opportunity Enhancement Liquidating Trust. Behringer Harvard Opportunity REIT II (since January 2007) and Behringer Harvard Multifamily REIT I (since August 2006). He previously served as Chief Financial Officer of TIER REIT (from June 2002 to May 2009), Behringer Harvard Opportunity REIT I (from November 2004 to November 2010), Behringer Harvard Opportunity REIT II (from January 2007 to November 2010) and Behringer Harvard Multifamily REIT I (from August 2006 to September 2009).

Mr. Bresky has been active in commercial real estate and related financial activities for over 20 years. Prior to his employment with Behringer Advisors I, Mr. Bresky served as Senior Vice President of Finance with Harvard Property Trust, Inc. from 1997 to 2001. In this capacity, Mr. Bresky was responsible for directing all accounting and financial reporting functions and overseeing all treasury management and banking functions for the company. Mr. Bresky holds FINRA Series 7, 24, 27 and 63 registrations. Mr. Bresky received a Bachelor of Arts degree from the University of California – Berkeley and a Masters of Business Administration degree from the University of Texas at Austin.

M. Jason Mattox is the Executive Vice President of Behringer Advisors I and serves in a similar capacity with other Behringer companies. From 2002 until March 2006, Mr. Mattox served as the Senior Vice President of Behringer Advisors I.

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

Mr. Mattox is a continuing member of the Building Owners and Managers Association and the National Association of Industrial and Office Properties. Mr. Mattox holds FINRA Series 7, 24 and 63 registrations. Mr. Mattox received both a Bachelor of Business Administration degree, with honors, and a Bachelor of Science degree, cum laude, from Southern Methodist University.

S. Jason Hall is Treasurer of Behringer Advisors I. In such capacity, Mr. Hall served as principal accounting officer of the Partnership and now serves as principal accounting officer of the Liquidating Trust. Mr. Hall also serves as the Chief Accounting Officer and Treasurer for Behringer Harvard Opportunity REIT II and is responsible for its accounting and financial reporting. He has held the position of Director of Financial Reporting for other Behringer-sponsored programs since 2010. Mr. Hall joined Behringer 2005 as SEC Reporting Manager. From 2000 to 2004, he served in a number of accounting positions, including Corporate Controller from 2003 to 2004, at Aegis Communications Group, Inc., then publicly traded on NASDAQ and the nation’s seventh largest provider of outsourced customer care services. Prior to joining Aegis Communications Group, Mr. Hall spent five years as Corporate Controller for a private distribution company and three years in public accounting. Mr. Hall is a certified public accountant in the state of Texas and received a Bachelor of Business Administration in Finance from Angelo State University and a Master of Business Administration from Tarleton State University.

Other Personnel

The Managing Trustee, Behringer Advisors I, is assisted by the officers and employees of HPT, which is the general partner of Behringer Advisors I. HPT and its affiliates will continue to hire employees as needed. HPT and its affiliates also will engage the services of non-affiliated third parties to assist with management of our operations.

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

Code of Ethics

Behringer Advisors I, both formerly as a General Partner of the Partnership and now as Managing Trustee of the Liquidating Trust, adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer, controller and other employees. A copy of the code of ethics of Behringer Advisors I may be obtained from our website at http://www.behringerinvestments.com. The web-site will be updated to include any material waivers or modifications to the code of ethics.

Item 11.	Executive Compensation.

Prior to the Effective Date, the Partnership operated under the direction of its General Partners. Since the Effective Date, the Liquidating Trust operates under the direction of our Managing Trustee, Behringer Advisors I, which was formerly one of the General Partners. As of December 31, 2013, neither the Partnership not the Liquidating Trust had made any payments to Mr. Behringer as compensation for serving as a General Partner of the Partnership. The officers and employees of HPT assist the Managing Trustee. The officers and employees of HPT do not devote all of their time to managing us, and they do not receive any compensation from us for their services. We pay fees to our Managing Trustee, Behringer Advisors I, and its other affiliates, as provided for in our Liquidating Trust Agreement, which fees are the same as those paid by the Partnership to Behringer Advisors I as General Partner. We do not directly compensate the executive officers of our Managing Trustee, nor do we reimburse our Managing Trustee for compensation paid to the executive officers, for services rendered to us. Reimbursement for the costs of salaries and benefits of the employees of our Managing Trustee relate to compensation paid to the Managing Trustee’s employees that provide services to us such as accounting, administrative or legal, for which our Managing Trustee or its affiliates are not entitled to a separate fee. Accordingly, we do not have, and our Managing Trustee has not considered, a compensation policy or program for itself, its affiliates, any of its employees or any employees of affiliates of our Managing Trustee and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a description of the fees payable and expenses reimbursed to our affiliates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

There were no beneficiaries known by us who owned more than 5% of our outstanding beneficial interests units as of March 27, 2014.

We do not have any officers or directors. The Partnership’s two General Partners, Robert M. Behringer and Behringer Advisors I, each owned 50% of the general partnership interests of the Partnership. Behringer Advisors I, in its capacity as our Managing Trustee, does not own any beneficial interest in the Liquidating Trust. We do not maintain any equity compensation plans, and no arrangements exist that would, upon operation, result in a change in control for us.

The following table sets forth information as of March 27, 2014 regarding the beneficial ownership of units of our beneficial interest by each person known by us to own 5% or more of the outstanding beneficial interests, each of our directors or directors of our Managing Trustee, each of our executive officers or the executive officers of our Managing Trustee, and our directors and executive officers, or the directors and executive officers of our Managing Trustee, as a group. The percentage of beneficial ownership is calculated based on 4,275,187 units of beneficial interest.

		Beneficial Interest	Percent
		Units Beneficially	of
Title of Class	Beneficial Owner	Owned	Class
Beneficial interest	Behringer Advisors I (1)(3)	-	*
Beneficial interest	Robert S. Aisner (1)(2)	1,104.97	*
Beneficial interest	Michael J. O'Hanlon(1)(2)	-	*
Beneficial interest	Gary S. Bresky (1)(2)	-	*
Beneficial interest	S. Jason Hall (1)(2)	-	*
Beneficial interest	M. Jason Mattox (1)(2)	-	*
Beneficial interest	All current executive officers
	as a group (5 persons)	1,104.97	*

*Denotes less than 1%

(1) The address of Messrs. Aisner, O’Hanlon, Bresky, Hall, Mattox, and Behringer Advisors I is 15601 Dallas Parkway, Suite 600, Addison, Texas 75001.

(2)  Messrs. Aisner, O’Hanlon, Bresky, Hall and Mattox are executive officers of our Managing Trustee, Behringer Advisors I.

(3)  Behringer Advisors I is our Managing Trustee.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

The Managing Trustee and certain of its affiliates are entitled to receive fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors I as General Partner. In its former capacity as General Partner of the Partnership, Behringer Advisors I and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

For the management and leasing of our properties, we paid our Property Manager property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that were not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that were leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimbursed the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who were engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the management of specific properties. For the year ended December 31, 2013, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $54,000. For the year ended December 31, 2012, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $97,000.

We paid Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our real estate assets. For the years ended December 31, 2013 and 2012 the Liquidating Trust incurred asset management fees of approximately $52,000 and $72,000, respectively.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the years ended December 31, 2013 and 2012 the Liquidating Trust incurred such costs for administrative services totaling approximately $77,000 and $58,000, respectively.

At December 31, 2013, the Liquidating Trust had payables to related parties of approximately $24,000 which consisted of direct expenses and services payable to Behringer Advisors I.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for the years ended December 31, 2013 and 2012.

We are dependent on Behringer Advisors I for certain services that are essential to us, including general and administrative responsibilities. In the event that Behringer Advisors I is unable to provide the respective services to us, we would be required to obtain such services from other sources.

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

March 27, 2014	Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

	By:	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 27, 2014	/s/ Michael J. O’Hanlon
Michael J. O’Hanlon
Chief Executive Officer and President of Behringer Harvard Advisors I LP
(Principal Executive Officer)

March 27, 2014	/s/ Gary S. Bresky
Gary S. Bresky
Chief Financial Officer of Behringer Harvard Advisors I LP (Principal Financial Officer)

March 27, 2014	/s/ S. Jason Hall
S. Jason Hall
Treasurer of Behringer Harvard Advisors I LP
(Principal Accounting Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS

Page

Unaudited Financial Statements

Unaudited Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2013 and 2012	F-2

Unaudited Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the years ended December 31, 2013 and 2012	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

Unaudited Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation for the years ended December 31, 2013 and 2012	F-9

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Net Assets

(Liquidation Basis)

As of December 31, 2013 and 2012

(unaudited)

(in thousands, except unit amounts)

	2013	2012

Real estate investments:
Real estate held for sale	$-	$9,167
Cash and cash equivalents	13,378	4,520
Accounts receivable, net	50	52
Prepaid expenses and other assets	-	14
Assets for estimated receipts in excess of estimated costs during liquidation	-	622
Total assets	$13,428	$14,375

Liabilities
Accounts payable	$109	$8
Payables to related parties	24	29
Accrued liabilities	20	777
Liability for estimated costs in excess of estimated receipts during liquidation	200	-
Total liabilities	353	814
Net assets in liquidation	$13,075	$13,561

See Notes to Consolidated Financial Statements.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Consolidated Statement of Changes in Net Assets

(Liquidation Basis)

For the Years Ended December 31, 2013 and 2012

(Unaudited)

(in thousands)

	2013	2012

Statement of Changes in Net Assets:
Net assets in liquidation at beginning of period	$13,561	$12,119
Change in estimated receipts in excess of estimated costs during liquidation	(822)	2,241
Net decrease in fair value	(9,167)	(942)
Changes in other assets/liabilities	9,503	143
Liquidating distributions to beneficiaries	-	-
Change in net assets in liquidation	(486)	1,442
Net assets in liquidation at end of period	$13,075	$13,561

See Notes to Consolidated Financial Statements

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

1.	Business and Organization

Business

Behringer Harvard Mid-Term Value Enhancement Fund I LP (which may be referred to as the “Partnership”) was a limited partnership formed in Texas on July 30, 2002 and governed by an Agreement of Limited Partnership, as amended (the “Partnership Agreement”). Its general partners were Behringer Harvard Advisors I LP (“Behringer Advisors I”) and Robert M. Behringer (each a “General Partner” and collectively, the “General Partners”).

The Partnership was funded through capital contributions from the General Partners and an initial limited partner on September 20, 2002 (the date of inception). It offered its limited partnership units pursuant to a public offering which commenced on February 19, 2003 and terminated on February 19, 2005 (the “Offering”). The Offering was a best efforts continuous offering and the Partnership admitted new investors until the termination of the Offering.

The Partnership used the proceeds from the Offering, after deducting offering expenses, primarily to acquire six office building properties. As of December 31, 2013, no properties remained in the portfolio. We will not purchase any additional properties.

On February 16, 2011, the General Partners in their sole discretion organized the Behringer Harvard Mid-Term Value Enhancement Liquidating Trust (referred herein as the “Liquidating Trust,” “we,” “us,” or “our”) as a Delaware statutory trust for the purpose of winding up the Partnership’s affairs and liquidating the Partnership’s assets, including, but not limited to, the sale of its remaining real estate assets, to make appropriate provision for the Partnership’s remaining obligations and to make special distributions to our investors of available liquidation proceeds.

2.	Plan of Liquidation

On February 16, 2011, the Liquidating Trust was formed, and the Partnership transferred all of its remaining assets and liabilities to the Liquidating Trust. Also on February 16, 2011 (the “Effective Date”), the Partnership completed its liquidation pursuant to a Plan of Liquidation (the “Plan”) adopted by its General Partners pursuant to their authority under the Partnership Agreement, which provided for our formation as a liquidating trust for the purpose of completing the liquidation of the assets of the Partnership.

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

On the Effective Date, the Partnership filed a Form 15 with the Securities and Exchange Commission (“SEC”) to terminate the registration of the limited partnership units in the Partnership under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and announced it would cease filing reports under that Act. On March 31, 2011 we were granted No-Action relief from the SEC regarding our proposed modified reporting. A copy of the No-Action letter is publicly available through the SEC’s website. Accordingly our Managing Trustee will file with the SEC annual reports on Form 10-K that contain unaudited financial statements based on the liquidation basis of accounting and current reports on Form 8-K to disclose material events relating to us.

We are currently in the process of determining final costs and calculating remaining proceeds available for distribution to our investors. The Liquidating Trust Agreement provides for the Liquidating Trust to terminate upon the earliest of (i) the distribution of all of our assets in accordance with the terms of the Liquidating Trust Agreement, or (ii) the expiration of a period of three years from the Effective Date, unless our Managing Trustee determines that an extension is reasonably necessary to wind up our affairs. Our current timeframe for liquidation is by the end of the second quarter of 2014 and as such, our Managing Trustee has extended the termination date of the Liquidating Trust and additional six months.

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

We owned no properties as of December 31, 2013. Under the terms of the Liquidating Trust Agreement, we will not acquire any new properties and are focused on liquidating our remaining assets and settling remaining liabilities.

Cash and Cash Equivalents

We consider investments in highly-liquid money market funds or investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Liquidating Trust is intended to be treated as a continuation of the Partnership and classified as a partnership for federal income tax purposes. Therefore, the Liquidating Trust is generally not subject to income tax. However, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin, which is defined as the lesser of (1) 70% of total revenue or (2) total revenue less (a) the cost of goods sold or (b) compensation and benefits. Although the law states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. For the years ended December 31, 2013 and 2012, the Liquidating Trust did not recognize a provision for current tax expense. The Liquidating Trust did not have any entity level uncertain tax positions.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

Certain transactions may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, net income or loss and the resulting balances in the partners’ capital accounts reported for income tax purposes may differ from the balances reported for those same items in the accompanying financial statements.

Concentration of Credit Risk

We had cash and cash equivalents in excess of federally insured levels on deposit in financial institutions and have diversified our cash and cash equivalents between several banking institutions in an attempt to minimize exposure to any one of these entities. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Revenue Recognition

Rental revenue is recorded on the contractual basis under the liquidation basis of accounting.

Reportable Segments

The Liquidating Trust has determined that it has one reportable segment, with activities related to the ownership and management of real estate. Income producing properties generated 100% of the Liquidating Trust’s consolidated revenues for both the years ended December 31, 2013 and 2012. The chief operating decision maker evaluates operating performance on an individual property level. Therefore, the properties are aggregated into one reportable segment.

4.	Asset (Liability) for Estimated Receipts (Costs) in Excess of Estimated Costs (Receipts) during Liquidation

Under the liquidation basis of accounting, we are required to estimate the cash flows from operations and accrue the costs associated with implementing the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. We currently estimate that we will have estimated costs in excess of estimated receipts of liquidation. These amounts can vary significantly due to the timing and amounts associated with discharging known and contingent liabilities and the costs associated with winding up our operations. These costs are estimated and are expected to be paid over the liquidation period.

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2013 was as follows (amounts in thousands):

	December 31,	Cash Payments	Change in	December 31,
	2012	and (Receipts)	Estimates	2013

Assets:
Estimated net inflows from consolidated operating activities	$1,059	$(655)	$(404)	$-
Liabilities:
Liquidation costs	(237)	265	(228)	(200)
Capital expenditures	(200)	361	(161)	(0)
Total liabilities	(437)	626	(389)	(200)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$622	$(29)	$(793)	$(200)

The change in the asset (liability) for estimated receipts (costs) in excess of estimated costs (receipts) during liquidation for the year ended December 31, 2012 was as follows (amounts in thousands):

	December 31,	Cash Payments	Change in	December 31,
	2011	and (Receipts)	Estimates	2012

Assets:
Estimated net inflows from consolidated operating activities	$316	$(1,188)	$1,931	$1,059
Liabilities:
Liquidation costs	(440)	162	41	(237)
Capital expenditures	(1,495)	822	473	(200)
Total liabilities	(1,935)	984	514	(437)
Total asset (liability) for estimated receipts in excess of estimated costs during liquidation	$(1,619)	$(204)	$2,445	$622

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

5. Net Assets in Liquidation

The net assets in liquidation as of December 31, 2013 of $13.1 million plus cumulative liquidating distributions paid through December 31, 2012 of $25.3 million (which includes $18.4 million paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust), would result in liquidating distributions paid to our beneficiaries per unit of approximately $9.25 per unit (of which $6.19 has been paid, including $4.59 per unit paid to the Partnership’s limited partners prior to the transfer of its assets and liabilities to the Liquidating Trust). These estimates for liquidating distributions per unit include projections of costs and expenses expected to be incurred during the period required to complete the liquidation of our remaining assets in compliance with the Plan and our Liquidating Trust Agreement. These projections could change.

6. Real Estate Investments

We had no real estate investments as of December 31, 2013.

Dispositions during the year ended December 31, 2013

On October 24, 2013, Behringer Harvard Parkway Vista LP, our wholly-owned subsidiary, sold a two-story office building containing approximately 33,470 rentable square feet, located on approximately 2 acres of land in Dallas, Texas (“Parkway Vista”), to an unaffiliated third party. The contract sales price for Parkway Vista was $5.6 million, exclusive of closing costs.

On August 21, 2013, Behringer Harvard 7400 Tucson Way, LLC, our wholly-owned subsidiary, sold a two-story office building containing approximately 70,660 rentable square feet, located on approximately 6 acres of land in Denver, Colorado (“Tucson Way”), to an unaffiliated third party. The contract sales price for Tucson Way was $4.7 million, exclusive of closing costs.

Dispositions during the year ended December 31, 2012

We disposed of no properties during the year ended December 31, 2012.

7. Leasing Activity

We owned no real estate investments at December 31, 2013.

For the year ended December 31, 2013, one of our tenants accounted for 10% or more of the aggregate rental revenues from our properties. Lockheed Martin, a major United States Government defense contractor, leased all of Tucson Way and accounted for rental revenue of approximately $0.8 million or approximately 64% of our aggregate rental revenues for the year ended December 31, 2013. Tucson Way was sold on August 21, 2013.

8.	Related Party Arrangements

The Managing Trustee and certain of its affiliates received fees and compensation in connection with the management and sale of our assets, which fees are the same as those previously paid by the Partnership to Behringer Advisors I as General Partner. In its former capacity as General Partner of the Partnership, Behringer Advisors I and certain of its affiliates have also received fees in the past in connection with the Partnership’s Offering and acquisitions.

For the management and leasing of our properties, we paid Behringer Harvard Mid-Term Management Services, LLC, Behringer Harvard Real Estate Services, LLC or HPT Management Services, LLC, our affiliated property managers or their affiliates (individually or collectively referred to as "Property Manager"), property management and leasing fees equal to the lesser of: (A) the amounts charged by unaffiliated persons rendering comparable services in the same geographic area or (B)(1) for commercial properties that were not leased on a long-term net lease basis, 4% of gross revenues, plus separate leasing fees of up to 1.5% of gross revenues based upon the customary leasing fees applicable to the geographic location of the properties, and (2) in the case of commercial properties that were leased on a long-term net lease basis (10 or more years), 1% of gross revenues plus a one-time initial leasing fee of 3% of gross revenues payable over the first five years of the lease term. We reimbursed the costs and expenses incurred by our Property Manager on our behalf, including the wages and salaries and other employee-related expenses of all on-site employees of our Property Manager who were engaged in the operation, management, maintenance and leasing or access control of our properties, including taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that were directly related to the management of specific properties. For the year ended December 31, 2013, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $54,000. For the year ended December 31, 2012, the Liquidating Trust incurred property management fees payable to the Property Manager or its affiliates of approximately $97,000.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Notes to Consolidated Financial Statements

(Unaudited)

We paid Behringer Advisors I, or its affiliates, an annual asset management fee of 0.5% of the contract purchase price of our real estate assets. For the years ended December 31, 2013 and 2012 the Liquidating Trust incurred asset management fees of approximately $52,000 and $72,000, respectively.

We may reimburse Behringer Advisors I for costs and expenses paid or incurred to provide services to us including direct expenses and the costs of salaries and benefits of certain persons employed by those entities and performing services for us. For the years ended December 31, 2013 and 2012 the Liquidating Trust incurred such costs for administrative services totaling approximately $77,000 and $58,000, respectively.

At December 31, 2013, the Liquidating Trust had payables to related parties of approximately $24,000 which consisted of direct expenses and services payable to Behringer Advisors I.

As the Partnership did previously, in connection with the sale of our properties, we will pay our Managing Trustee, Behringer Advisors I, or its affiliates a subordinated disposition fee in an amount not exceeding the lesser of: (A) 50% of the reasonable, customary and competitive real estate brokerage commissions customarily paid for the sale of a comparable property in light of the size, type and location of the property, or (B) 3% of the gross sales price of each property, subordinated to distributions to our beneficiaries from the sale proceeds of an amount which, together with distributions to Partnership’s limited partners prior to the Effective Date, will equal (1) 100% of their capital contributions plus (2) an 8% annual cumulative (noncompounded) return of their net capital contributions. Subordinated disposition fees that are not payable at the date of sale, because our beneficiaries have not yet received their required minimum distributions, will be deferred and paid at such time as these subordination conditions have been satisfied. In addition, after the beneficiaries have received a return of their net capital contributions and an 8% annual cumulative (noncompounded) return on their net capital contributions, then Behringer Advisors I is entitled to receive 15% of the remaining residual proceeds available for distribution (a subordinated participation in net sale proceeds and distributions); provided, however, that in no event will Behringer Advisors I receive in the aggregate more than 15% of sale proceeds remaining after the beneficiaries have received a return of their net capital contributions. Since such conditions have not been met for the Liquidating Trust, the Liquidating Trust incurred no such disposition fees for the years ended December 31, 2013 and 2012.

As of December 31, 2013, the Liquidating Trust owned no real estate assets.

We are dependent on Behringer Advisors I for certain services that are essential to us, including general and administrative responsibilities. In the event that Behringer Advisors I is unable to provide the services to us, we would be required to obtain such services from other sources.

Behringer Harvard Mid-Term Value Enhancement Liquidating Trust

Real Estate and Accumulated Depreciation

Schedule III

December 31, 2013

(in thousands)

We owned no real estate at December 31, 2013.

The changes in total real estate for the year ended December 31, 2013 are as follows (in thousands):

Year Ended
December 31, 2013
Balance as of December 31, 2012	$9,167
Capital expenditures	361
Liquidation adjustment (1)	(65)
Disposals	(9,463)
Balance as of December 31, 2013 (liquidation basis)	$-

(1) Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments

The changes in total real estate for the year ended December 31, 2012 are as follows (in thousands):

Year Ended
December 31, 2012
Balance as of December 31, 2011	$10,109
Capital expenditures	822
Liquidation adjustment (1)	(1,764)
Balance as of December 31, 2012 (liquidation basis)	$9,167

(1)	Represents the net liquidation adjustment we made to the carrying value of our remaining real estate investments during the year ended December 31, 2012.

Index to Exhibits

Exhibit Number	Description

2.1	Behringer Harvard Mid-Term Value Enhancement Fund I LP Plan of Liquidation dated February 16, 2011 (previously filed in and incorporated by reference to Form 8-K filed on February 16, 2011)
3.1	Certificate of Trust of Behringer Harvard Mid-Term Value Enhancement Liquidating Trust dated February 16, 2011 (previously filed in and incorporated by reference to Form 10-K filed on April 15, 2011)
10.1*	Purchase Agreement by and between Behringer Harvard 7400 Tucson Way, LLC and Arsenault Holdings, LLC
10.2*	First Amendment to Purchase Agreement by and between Behringer Harvard 7400 Tucson Way, LLC and Arsenault Holdings, LLC
10.3*	Purchase Agreement by and between Behringer Harvard Parkway Vista LP and MOC 5710, LLC
21.1*	List of Subsidiaries
31.1*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Executive Officer
31.2*	Rule 13a-14(a) or Rule 15d-14(a) Certification of Principal Financial Officer
32.1*	Section 1350 Certifications**

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

